Form 10-K
period 2016-12-31
Medley LLC
filed 2017-03-16
CIK 1536577

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the transition period from            to

 Commission File Number: 333-212514

Medley LLC
(Exact name of registrant as specified in its charter)

Delaware	27-2437343
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

280 Park Avenue, 6th Floor East
New York, New York 10017
(Address of principal executive offices)(Zip Code)

(212) 759-0777
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12 (b) of the Act:

(Title of each class)	(Name of each exchange on which registered)
6.875% Notes due 2026	New York Stock Exchange
7.25% Notes due 2024	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act. Yes ☐  No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No  ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes   ☒     No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes   ☒     No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒
 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of March 15, 2017, 29,142,463 units of membership interests of Medley LLC were outstanding. There is no trading market for Medley LLC's units of membership interests.

DOCUMENTS INCORPORATED BY REFERENCE

None.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (“Form 10-K”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that reflect our current views with respect to, among other things, our operations and financial performance. Forward-looking statements include all statements that are not historical facts. In some cases, you can identify these forward-looking statements by the use of words such as “outlook,” “believes,” “expects,” “potential,” “may,” “should,” “could,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of these words or other comparable words. Such forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. We believe these factors include, but are not limited to, those described under Part I, Item 1A. “Risk Factors,” which include, but are not limited to, the following:

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

i

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

•	our Revolving Credit Facility imposes significant operating and financial restrictions on us and our subsidiaries, which may prevent us from capitalizing on business opportunities;

•	servicing our indebtedness will require a significant amount of cash. Our ability to generate sufficient cash depends on many factors, some of which are not within our control;

•	despite our current level of indebtedness, we may be able to incur substantially more debt and enter into other transactions, which could further exacerbate the risk to our financial condition; and

•	operational risks may disrupt our business, result in losses or limit our growth;
These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this Form 10-K. Forward-looking statements speak as of the date on which they are made, and we undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law.

Medley LLC was formed on October 27, 2010 and is the operating company of Medley Management Inc., a public company traded under the symbol “MDLY.” Medley Management Inc. is the sole managing member of Medley LLC. Medley Management Inc. was incorporated on June 13, 2014, and commenced operations on September 29, 2014 upon completion of its initial public offering (“IPO”) of its Class A common stock. Medley Management Inc.'s sole operating asset is its investment in Medley LLC. Medley Management Inc. is controlled by the pre-IPO owners.

Unless the context suggests otherwise, references herein to the “Company,” “Medley,” “we,” “us” and “our” refer to Medley LLC and its consolidated subsidiaries and, for periods prior to May 29, 2014, Medley LLC, Medley GP Holdings LLC and their combined and consolidated subsidiaries.

The “pre-IPO owners” refers to the senior professionals who were the owners of Medley LLC immediately prior to the Offering Transactions. The “Offering Transactions” refer to Medley Management Inc.’s purchase upon the consummation of its IPO of 6,000,000 newly issued limited liability company units (the “LLC Units”) from Medley LLC, which correspondingly diluted the ownership interests of the pre-IPO owners in Medley LLC and resulted in Medley Management Inc.’s holding a number of LLC Units in Medley LLC equal to the number of shares of Class A common stock it issued in its IPO.

Unless the context suggests otherwise, references herein to:

•	“Aspect” refers to Aspect-Medley Investment Platform A LP;

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

•
“Consolidated Funds” refers to, with respect to periods after December 31, 2013 and before January 1, 2015, MOF II and, with respect to periods prior to January 1, 2014, MOF I LP, MOF II and MOF III, subsequent to its formation;

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

•
“long-dated private funds” refers to, with respect to the year ended December 31, 2016, MOF II, MOF III, MCOF, Aspect and any other private funds we may manage in the future, provided that with respect to the year ended December 31, 2015, “long-dated private funds” refers to MOF II and MOF III, provided that, with respect to periods prior to December 31, 2014, “long-dated private funds” refers to MOF I, MOF II and MOF III;

•	“management fees” refers to base management fees and Part I incentive fees;

•	“MCOF” refers to Medley Credit Opportunity Fund LP;

•
“Medley LLC” refers to Medley LLC and its consolidated subsidiaries and, prior to the IPO of Medley Management Inc. and the related Reorganization, Medley LLC and Medley GP Holdings LLC and their consolidated subsidiaries;

•	“MOF I” refers to, with respect to the periods prior to October 31, 2014, MOF I LP and MOF I Ltd. and, with respect to the periods subsequent to October 31, 2014, only MOF I LP;

•	“MOF I LP” refers to Medley Opportunity Fund I LP;

•	“MOF I Ltd.” refers to Medley Opportunity Fund I Ltd;

•	“MOF II” refers to Medley Opportunity Fund II LP;

•	“MOF III” refers to Medley Opportunity Fund III LP;

•	“our funds” refers to the funds, alternative asset companies and other entities and accounts that are managed or co-managed by us and our affiliates;

•	“our investors” refers to the investors in our permanent capital vehicles, our private funds and our SMAs;

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

•
“performance fees” refers to incentive allocations in our long-dated private funds and incentive fees from our SMAs, which are typically 15% to 20% of the total return after a hurdle rate, accrued quarterly, but paid after the return of all invested capital and in an amount sufficient to achieve the hurdle rate;

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

•	“SMA” refers to a separately managed account; and

•	“STRF” refers to Sierra Total Return Fund.

PART I.

Item 1.     Business

Overview

We are an asset management firm offering yield solutions to retail and institutional investors. We focus on credit-related investment strategies, primarily originating senior secured loans to private middle market companies in the United States that have revenues between $50 million and $1 billion. We generally hold these loans to maturity. Our national direct origination franchise, with over 85 people, provides capital to the middle market in the U.S. Over the past 15 years, we have provided capital to over 350 companies across 35 industries in North America.

We manage two permanent capital vehicles, both of which are BDCs, as well as long-dated private funds and SMAs, with a primary focus on senior secured credit. As of December 31, 2016, we had over $5.3 billion of AUM in two business development companies, MCC and SIC, as well as private investment vehicles. Our year over year AUM growth as of December 31, 2016 was 12% and was driven by the growth in our long-dated private funds and SMAs. Our compounded annual AUM growth rate from December 31, 2010 through December 31, 2016 was 32%, and our compounded annual Fee Earning AUM growth rate was 23%, which have both been driven in large part by the growth in our permanent capital vehicles. Since September 2015, we received over $1.5 billion of new institutional capital commitments, bringing AUM to over $5.3 billion. Typically the investment periods of our institutional commitments range from 18 to 24 months and we expect our Fee Earning AUM to increase as capital commitments included in AUM are invested.

In general, our institutional investors do not have the right to withdraw capital commitments and to date, we have not experienced any withdrawals of capital commitments. For a description of the risk factor associated with capital commitments, see “Risk Factors — Third-party investors in our private funds may not satisfy their contractual obligation to fund capital calls when requested, which could adversely affect a fund's operations and performance.”

The diagram below presents the historical correlation between growth in our AUM, fee earning AUM and management fees.
____________
(1) Presented on a standalone basis

Direct origination, credit structuring and active monitoring of the loan portfolios we manage are important success factors in our business, which can be adversely affected by difficult market and political conditions, such as the turmoil in the global capital markets from 2007 to 2009. Since our inception in 2006, we have adhered to a disciplined investment process that employs these principles with the goal of delivering strong risk-adjusted investment returns while protecting investor capital. Our focus on protecting investor capital is reflected in our investment strategy; at December 31, 2016, approximately 70% of the combined portfolios investments were in first lien positions. We believe that our ability to directly originate, structure and lead deals enables us to consistently lend at higher yields with better terms. In addition, the loans we manage generally have a contractual maturity between three and seven years and are typically floating rate (at December 31, 2016, approximately 81% of the loans we manage, based on aggregate principal amount, bore interest at floating rates), which we believe positions our business well for rising interest rates.

Our senior management team has on average over 20 years of experience in credit, including originating, underwriting, principal investing and loan structuring. As of December 31, 2016, we had over 85 employees, including over 45 investment, origination and credit management professionals, and over 40 operations, accounting, legal, compliance and marketing professionals, each with extensive experience in their respective disciplines.

Our Funds

We provide our credit-focused investment strategies through various funds and products that meet the needs of a wide range of retail and institutional investors.

Our permanent capital vehicles, MCC and SIC, offer investors compelling risk-adjusted yield opportunities. Given their permanent capital nature and focus on senior credit, they provide a high degree of base management fee visibility. Additionally, we have a strong institutional investor base for our long-dated private funds and SMAs, which have been an important source of diversified capital for our business.

Except as otherwise described herein with respect to our BDCs, our investment funds themselves do not register as investment companies under the Investment Company Act of 1940, as amended (the “Investment Company Act”), in reliance on Section 3(c)(1), Section 3(c)(7) or Section 7(d) thereof. Section 3(c)(7) of the Investment Company Act exempts from the Investment Company Act’s registration requirements investment funds privately placed in the United States whose securities are owned exclusively by persons who, at the time of acquisition of such securities, are “qualified purchasers” as defined under the Investment Company Act. Section 3(c)(1) of the Investment Company Act exempts from the Investment Company Act’s registration requirements privately placed investment funds whose securities are beneficially owned by not more than 100 persons. In addition, under certain current interpretations of the SEC, Section 7(d) of the Investment Company Act exempts from registration any non-U.S. investment fund all of whose outstanding securities are beneficially owned either by non-U.S. residents or by U.S. residents that are qualified purchasers and purchase their interests in a private placement. Certain subsidiaries of Medley LLC typically serve as an investment adviser for our funds and are registered under the Advisors Act. Our funds’ investment advisers or one of their affiliates are entitled to management fees, performance fees and/or incentive fees from each investment fund to which they serve as investment advisers. For a discussion of the fees to which our funds’ investment advisers are entitled across our various types of funds, please see “Business — Fee Structure.”

Medley Capital Corporation

We launched MCC (NYSE: MCC), our first permanent capital vehicle, in 2011 as a BDC. MCC has grown to become a BDC with approximately $1.3 billion in AUM as of December 31, 2016. MCC has demonstrated a 36% compounded annual growth rate of AUM from inception through December 31, 2016.

Sierra Income Corporation

We launched SIC, our first public non-traded permanent capital vehicle, in 2012 as a BDC. SIC is now offered on a continuous basis to investors through over 175 broker dealers representing over 18,500 registered investment advisers (“RIAs”) as of December 31, 2016. During the year ended December 31, 2016, SIC increased AUM by $102.7 million to $1.3 billion, a 9% increase year over year.

Sierra Total Return Fund

We launched STRF, our first interval fund, in January 2017. STRF is a continuously offered, non-diversified, closed-end investment management company that is operated as an interval fund.

Long-Dated Private Funds

We launched MOF I, our first long-dated private fund, in 2006, MOF II, our second long-dated private fund, in 2010, MOF III, our third long-dated private fund, in 2014, and, in 2016, MCOF and Aspect, our fourth and fifth long-dated private funds, respectively. Our long-dated private funds are managed through partnership structures, in which limited partnerships organized by us accept commitments or funds for investment from institutional investors and high net worth individuals, and a general partner makes all policy and investment decisions, including selection of investment advisers. Affiliates of Medley LLC serve as the general partners and investment advisers to our long-dated private funds. The limited partners of our long-dated private funds take no part in the conduct or control of the business of such funds, have no right or authority to act for or bind such funds and have no influence on the voting or disposition of the securities or assets held by such funds, although limited partners often have the right to remove the general partner or cause an early liquidation by super-majority vote. As our long-dated private funds are closed-ended, once an investor makes an investment, the investor is generally not able to withdraw or redeem its interest, except in very limited circumstances.

Separately Managed Accounts (SMAs)

We launched our first SMA in 2010 and currently manage nine SMAs. In the case of our SMAs, the investor, rather than us, dictates the risk tolerances and target returns of the account. We act as an investment adviser registered under the Advisers Act for these accounts. The accounts offer customized solutions for liability driven investors such as insurance companies and typically offer attractive returns on risk based capital.

Fee Structure

We earn management fees at an annual rate of 0.75% to 2.00% and may earn performance fees, which may be in the form of an incentive fee or carried interest, in the event that specified investment returns are achieved by the fund or SMA. Management fees are generally based on a defined percentage of (1) average or total gross assets, including assets acquired with leverage, (2) total commitments, (3) net invested capital (4) NAV, or (5) lower of cost or market value of a fund’s portfolio investments. Management fees are calculated quarterly and are paid in cash in advance or in arrears depending on each specific fund or SMA. We earn incentive fees on our permanent capital vehicles and earn incentive fees on certain of our long-dated private funds. In addition, we may earn additional carried interest performance fees on our long-dated private funds and SMAs that are typically 15% to 20% of the total return over a 6% to 8% annualized preferred return.

Medley Capital Corporation

Pursuant to the investment management agreement between MCC and our affiliate, MCC Advisors LLC, MCC Advisors LLC receives a base management fee and a two-part incentive fee. Effective January 1, 2016, pursuant to a fee waiver executed by MCC Advisors LLC on February 8, 2016, the base management fee is calculated at an annual rate of 1.75% of MCC’s gross assets up to $1.0 billion and 1.50% on MCC's gross assets over $1.0 billion, and is payable quarterly in arrears (the “Reduced Base Management Fee”). The Reduced Base Management Fee is calculated based on the average value of MCC’s gross assets at the end of the two most recently completed calendar quarters and will be appropriately pro-rated for any partial quarter. Prior to January 1, 2016, the MCC base management fee was calculated at an annual rate of 1.75% of MCC's gross assets. The base management fee was calculated based on the average value of MCC's gross assets at the end of the two most recently completed calendar quarters.

The two components of the MCC incentive fee are described below.

•
The first component of the MCC incentive fee is the Part I incentive fee. Effective January 1, 2016, the incentive fee based on net investment income is reduced from 20.0% on pre-incentive fee net investment income over a fixed hurdle rate of 2.0% per quarter, to 17.5% on pre-incentive fee net investment income over a fixed hurdle rate of 1.5% per quarter. Moreover, the incentive fee based on net investment income is determined and paid quarterly in arrears at the end of each calendar quarter by reference to our aggregate net investment income, as adjusted, as described below (the “Reduced Incentive Fee on Net Investment Income”), from the calendar quarter then ending and the eleven preceding calendar quarters (or if shorter, the number of quarters that have occurred since January 1, 2016). We refer to such period as the “Trailing Twelve Quarters.” The hurdle amount for the Reduced Incentive Fee on Net Investment Income is determined on a quarterly basis, and is equal to 1.5% multiplied by MCC’s net assets at the beginning of each applicable calendar quarter comprising the relevant Trailing Twelve Quarters. The hurdle amount is calculated after making appropriate adjustments to MCC’s net assets, as determined as of the beginning of each applicable calendar quarter, in order to account for any capital raising or other capital actions as a result of any issuances by MCC of its common stock (including issuances pursuant to MCC’s dividend reinvestment plan), any repurchase by MCC of its own common stock, and any dividends paid by MCC, each as may have occurred during the relevant quarter. Any Reduced Incentive Fee on Net Investment Income is paid to MCC Advisors LLC on a quarterly basis, and is based on the amount by which (A) aggregate net investment income (“Ordinary Income”) in respect of the relevant Trailing Twelve Quarters exceeds (B) the hurdle amount for such Trailing Twelve Quarters. The amount of the excess of (A) over (B) described in this paragraph for such Trailing Twelve Quarters is referred to as the “Excess Income Amount.” For the avoidance of doubt, Ordinary Income is net of all fees and expenses, including the Reduced Base Management Fee but excluding any incentive fee on pre-incentive fee net investment income or on MCC’s capital gains.

The Reduced Incentive Fee on Net Investment Income for each quarter is determined as follows:

•	No incentive fee based on net investment income is payable to MCC Advisors LLC for any calendar quarter for which there is no Excess Income Amount;

•
100% of the Ordinary Income, if any, that exceeds the hurdle amount, but is less than or equal to an amount, which we refer to as the “Catch-up Amount,” determined as the sum of 1.8182% multiplied by MCC’s net assets at the beginning of each applicable calendar quarter, as adjusted as noted above, comprising the relevant Trailing Twelve Quarters is included in the calculation of the Reduced Incentive Fee on Net Investment Income; and

•	17.5% of the Ordinary Income that exceeds the Catch-up Amount is included in the calculation of the Reduced Incentive Fee on Net Investment Income.

The amount of the Reduced Incentive Fee on Net Investment Income that is paid to MCC Advisors LLC for a particular quarter equals the excess of the incentive fee so calculated minus the aggregate incentive fees based on income that were paid in respect of the first eleven calendar quarters (or the portion thereof) included in the relevant Trailing Twelve Quarters but not in excess of the Incentive Fee Cap (as described below).

The Reduced Incentive Fee on Net Investment Income that is paid to MCC Advisors LLC for a particular quarter is subject to a cap (the “Incentive Fee Cap”). The Incentive Fee Cap for any quarter is an amount equal to (a) 17.5% of the Cumulative Net Return (as defined below) during the relevant Trailing Twelve Quarters minus (b) the aggregate incentive fees based on net investment income that was paid in respect of the first eleven calendar quarters (or a portion thereof) included in the relevant Trailing Twelve Quarters.

“Cumulative Net Return” means (X) the Ordinary Income in respect of the relevant Trailing Twelve Quarters minus (Y) any Net Capital Loss (as defined below), if any, in respect of the relevant Trailing Twelve Quarters. If, in any quarter, the Incentive Fee Cap is zero or a negative value, MCC pays no incentive fee based on net investment income to MCC Advisors for such quarter. If, in any quarter, the Incentive Fee Cap for such quarter is a positive value but is less than the Reduced Incentive Fee based on Net Investment Income that is payable to MCC Advisors for such quarter (before giving effect to the Incentive Fee Cap) calculated as described above, MCC pays a Reduced Incentive Fee on Net Investment Income to MCC Advisors equal to the Incentive Fee Cap for such quarter. If, in any quarter, the Incentive Fee Cap for such quarter is equal to or greater than the Reduced Incentive Fee on Net Investment Income that is payable to MCC Advisors for such quarter (before giving effect to the Incentive Fee Cap) calculated as described above, MCC pays a Reduced Incentive Fee on Net Investment Income to MCC Advisors, calculated as described above, for such quarter without regard to the Incentive Fee Cap.

“Net Capital Loss” in respect of a particular period means the difference, if positive, between (i) aggregate capital losses, whether realized or unrealized, and dilution to MCC’s net assets due to capital raising or capital actions, in such period and (ii) aggregate capital gains, whether realized or unrealized and accretion to MCC’s net assets due to capital raising or capital action, in such period.

Dilution to MCC’s net assets due to capital raising is calculated, in the case of issuances of common stock, as the amount by which the net asset value per share was adjusted over the transaction price per share, multiplied by the number of shares issued. Accretion to MCC’s net assets due to capital raising is calculated, in the case of issuances of common stock (including issuances pursuant to our dividend reinvestment plan), as the excess of the transaction price per share over the amount by which the net asset value per share was adjusted, multiplied by the number of shares issued. Accretion to MCC's net assets due to other capital action is calculated, in the case of repurchases by MCC of its own common stock, as the excess of the amount by which the net asset value per share was adjusted over the transaction price per share multiplied by the number of shares repurchased by MCC.

For the avoidance of doubt, the purpose of changing our fee structure was to permanently reduce aggregate fees payable to MCC Advisors by MCC. Beginning January 1, 2016, in order to ensure that MCC pays MCC Advisors aggregate fees on a cumulative basis under the new fee structure that are less than the aggregate fees otherwise due under the management agreement, at the end of each quarter, MCC Advisors calculates aggregate base management fees and incentive fees on net investment income under both the new fee structure and the fee structure under the management agreement, and if, at any time after January 1, 2016, the aggregate fees on a cumulative basis under the new fee structure would be greater than the aggregate fees on a cumulative basis under the fee structure under the management agreement, MCC Advisors is only entitled to the lesser of those two amounts. Since the hurdle rate is fixed, if and as interest rates rise, it will be more likely that we will surpass the hurdle rate and receive an incentive fee based on net investment income.

Prior to January 1, 2016, the Part I incentive fee was payable quarterly in arrears and was 20.0% of MCC’s pre-incentive fee net investment income for the immediately preceding calendar quarter subject to a 2.0% (which was 8.0% annualized) hurdle rate and a “catch-up” provision measured as of the end of each calendar quarter. Under the hurdle rate and catch-up provisions, in any calendar quarter, we received no incentive fee until MCC’s net investment income equaled the hurdle rate of 2.0%, but then received, as a “catch-up”, 100% of MCC’s pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income, if any, that exceeded the hurdle rate but was less than 2.5%. The effect of this provision was that, if pre-incentive fee net investment income exceeded 2.5% in any calendar quarter, MCC Advisors LLC would receive 20.0% of MCC’s pre-incentive fee net investment income as if the hurdle rate did not apply. For this purpose, pre-incentive fee net investment income meant interest income, dividend income and any other income including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, due diligence and consulting fees or other fees that MCC received from portfolio companies accrued during the calendar quarter, minus MCC’s operating expenses for the quarter including the base management fee, expenses payable to MCC Advisors LLC, and any interest expense and any dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee. Pre-incentive fee net investment income included, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with payment-in-kind interest and zero coupon securities), accrued income that we had not yet received in cash.

•
The second component of the MCC incentive fee, the Part II incentive fee, is determined and payable in arrears as of the end of each calendar year (or upon termination of the investment management agreement as of the termination date), and equals 20.0% of MCC’s cumulative aggregate realized capital gains less cumulative realized capital losses, unrealized capital depreciation (unrealized depreciation on a gross investment-by-investment basis at the end of each calendar year) and all capital gains upon which prior performance-based capital gains incentive fee payments were previously made to MCC Advisors LLC.

Entities controlled by former employees held limited liability company interests in MCC Advisors LLC that entitled them to approximately 4.86% of the net incentive fee income through October 29, 2015 and an additional 5.75% of the net incentive fee income through August 20, 2016 from MCC Advisors LLC. Since August 20, 2016 and going forward, we are entitled to all of the management fees paid to MCC Advisors LLC. We may have similar arrangements with respect to the ownership of the entities that advise our BDCs in the future.

Sierra Income Corporation

Pursuant to the investment management agreement between SIC and our affiliate, SIC Advisors LLC, SIC Advisors LLC receives a base management fee and a two-part incentive fee. The SIC base management fee is calculated at an annual rate of 1.75% of SIC’s gross assets at the end of each completed calendar quarter and is payable quarterly in arrears.

The two components of the SIC incentive fee are as follows.

•
The first, the Part I incentive fee (which is also referred to as a subordinated incentive fee), payable quarterly in arrears, is 20.0% of SIC’s pre-incentive fee net investment income for the immediately preceding calendar quarter subject to a 1.75% (which is 7.0% annualized) hurdle rate and a “catch-up” provision measured as of the end of each calendar quarter. Under the hurdle rate and catch-up provisions, in any calendar quarter, SIC Advisors LLC receives no incentive fee until SIC’s pre-incentive fee net investment income equals the hurdle rate of 1.75%, but then receive, as a “catch-up”, 100% of SIC’s pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds the hurdle rate but is less than 2.1875%. The effect of this provision is that, if pre-incentive fee net investment income exceeds 2.1875% in any calendar quarter, SIC Advisors LLC will receive 20.0% of SIC’s pre-incentive fee net investment income as if the hurdle rate did not apply. For this purpose, pre-incentive fee net investment income means interest income, dividend income and any other income including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, due diligence and consulting fees or other fees that SIC receives from portfolio companies accrued during the calendar quarter, minus SIC’s operating expenses for the quarter including the base management fee, expenses payable to SIC Advisors LLC or to us, and any interest expense and any dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee. Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with payment-in-kind interest and zero coupon securities), accrued income that SIC has not yet received in cash. Since the hurdle rate is fixed, if interest rates rise, it will be easier for us to surpass the hurdle rate and receive an incentive fee based on pre-incentive fee net investment income.

•
The second, the Part II incentive fee, is determined and payable in arrears as of the end of each calendar year (or upon termination of the investment management agreement as of the termination date), and equals 20.0% of SIC’s cumulative aggregate realized capital gains less cumulative realized capital losses, unrealized capital depreciation (unrealized depreciation on a gross investment-by-investment basis at the end of each calendar year) and all capital gains upon which prior performance-based capital gains incentive fee payments were previously made to SIC Advisors LLC.

Strategic Capital Advisory Services, LLC owns 20% of SIC Advisors LLC and is entitled to receive distributions of up to 20% of the gross cash proceeds received by SIC Advisors LLC from the management and incentive fees payable by SIC to SIC Advisors LLC, net of certain expenses, as well as 20% of the returns of the investments held at SIC Advisors LLC. We may have similar arrangements with respect to the ownership of the entities that advise our BDCs in the future.

Sierra Total Return Fund

Pursuant to the investment management agreement between STRF and our affiliate, STRF Advisors LLC, STRF Advisors LLC will be entitled to a base management fee and an incentive fee. The STRF base management fee will be calculated and payable monthly in arrears at an annual rate of 1.50% of STRF's average daily total assets during such period.

The incentive fee will be calculated and payable quarterly in arrears in an amount equal to 15.0% of the Fund's pre-incentive fee net investment income for the immediately preceding quarter, and will be subject to a hurdle rate, expressed as a rate of return on the Fund's adjusted capital, equal to 1.50% per quarter, subject to a “catch-up” feature, which will allow STRF Advisors LLC to recover foregone incentive fees that were previously limited by the hurdle rate. Under the hurdle rate and catch-up provisions, in any calendar quarter, STRF Advisors LLC will not receive any incentive fee until STRF's pre-incentive fee net investment income equals the hurdle rate of 1.50%, but then will receive, as a “catch-up,” 100% of STRF's pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds the hurdle rate but is less than or equal to 1.76%. The effect of this provision is that, if pre-incentive fee net investment income exceeds 1.76% in any calendar quarter, STRF Advisors LLC will receive 15.0% of SIC's pre-incentive fee net investment income as if the hurdle rate did not apply. For this purpose, pre-incentive fee net investment income means interest income, dividend income and any other income accrued during the calendar quarter, minus STRF's operating expenses for the quarter (including the management fee, expenses reimbursed to STRF Advisors LLC and any interest expenses and distributions paid on any issued and outstanding preferred shares, but excluding the inventive fee). For this purpose, adjusted capital means the cumulative gross proceeds received by STRF from the sale of shares (including pursuant to STRF's distribution reinvestment plan), reduced by amounts paid in connection with purchases of shares pursuant to STRF's mandatory repurchases and discretionary repurchases. There is no accumulation of amounts on the hurdle rate from quarter to quarter, and accordingly there is no clawback of amounts previously paid to STRF Advisors LLC if subsequent quarters are below the quarterly hurdle rate, and there is no delay of payment to STRF Advisors LLC if prior quarters are below the quarterly hurdle rate.

Long-Dated Private Funds and SMAs

Pursuant to the respective underlying agreements of our long-dated private funds and SMAs, we receive an annual management fee and may earn incentive or performance fees. In general, management fees are calculated at an annual rate of 0.75% to 2.00% calculated on the value of the capital accounts or the value of the investments held by each limited partner, fund or account. We may also receive transaction and advisory fees from a funds' underlying portfolio investment. In certain circumstances, we are required to offset our management fees earned by 50% to 100% of transaction and advisory fees earned. In addition, we receive performance fees or carried interest in an amount equal to 15.0% to 20.0% of the realized cash derived from an investment, subject to a cumulative annualized preferred return to the investor of 6.0% to 8.0%, which is in turn subject to a 50% to 100% catch-up allocation to us.

For certain long-dated private funds, we may also earn a two-part incentive fee. The first, the Part I incentive fee, is calculated and payable quarterly in an amount equal to 15.0% to 20.0% of the net investment income, subject to a hurdle rate equal to 1.5% to 2.0% per quarter, which is in turn subject to a 50% to 100% catch-up provision measured as of the end of each calendar quarter. The second, the Part II incentive fee, is calculated and payable annually in an amount equal to 15.0% to 20.0% of cumulative realized capital gains.

In order to better align the interests of our senior professionals and the other individuals who manage our long-dated private funds with our own interests and with those of the investors in such funds, such individuals may be allocated directly a portion of the performance fees in such funds. These interests entitle the holders to share the performance fees earned from MOF II. We may make similar arrangements with respect to allocation of performance or incentive fees with respect to MOF III, MCOF, Aspect or other long-dated private funds that we may advise in the future.

As noted above, in connection with raising new funds or securing additional investments in existing funds, we negotiate terms for such funds and investments with existing and potential investors. The outcome of such negotiations could result in our agreement to terms that are materially less favorable to us than for prior funds we have advised or funds advised by our competitors. See “Risk Factors — Risks Related to Our Business and Industry — We may not be able to maintain our current fee structure as a result of industry pressure from fund investors to reduce fees, which could have an adverse effect on our profit margins and results of operations.”

Investor Relations

Our fundraising efforts historically have been spread across distribution channels and have not been dependent on the success of any single channel. We distribute our investment products through two primary channels: (1) permanent capital vehicles and (2) long-dated private funds and SMAs. We believe that each of these channels offers unique advantages to investors and allows us to continue to raise and deploy capital opportunistically in varying market environments.

Permanent Capital Vehicles

We distribute our permanent capital vehicles through three sub-channels:

•
MCC is our publicly traded vehicle. It offers retail and institutional investors liquid access to an otherwise illiquid asset class (middle market credit). In addition to equity capital, MCC also raises debt capital in the private and public markets which is an alternative source of capital in challenging operating environments.

•
SIC is our non-traded public vehicle. It offers retail and institutional investors access to an otherwise illiquid asset class (middle market credit) without exposure to public market trading volatility. It allows us to continue to raise capital continually during more challenging operating environments when publicly listed vehicles may be trading below net asset value (“NAV”), which we believe is valuable during times of market volatility. We believe this is a competitive advantage allowing us to make opportunistic investments, while peers may be more limited during times of market volatility.

•
STRF is our non-traded interval vehicle. It offers retail and institutional investors investments in the debt and equity of fixed-income and fixed-income related securities. STRF is a continuously offered, non-diversified, closed-end investment management company that is operated as an interval fund.

Long-Dated Private Funds and SMAs

We distribute our long-dated private funds and SMAs through two sub-channels:

•
Long-dated private funds: Our long-dated private funds offer institutional investors attractive risk-adjusted returns. We believe this channel is an important element of our capital raising efforts given institutional investors are more likely to remain engaged in higher yielding private credit assets during periods of market turbulence.

•
Separately managed accounts: Our SMAs provide investors with customized investment solutions. This is particularly attractive for liability driven investors such as insurance companies that invest over long time horizons.

We believe that our deep and long-standing investor relationships, founded on our strong performance, disciplined management of our investors’ capital and diverse product offering, have facilitated the growth of our existing business and will assist us with the development of additional strategies and products, thereby increasing our fee earning AUM in the future. We have dedicated in-house capital markets, investor relations and marketing specialists. We have frequent discussions with our investors and are committed to providing them with the highest quality service. We believe our service levels, as well as our emphasis on transparency, inspire loyalty and support our efforts to continue to attract investors across our investment platform.

Investment Process

Direct Origination. We focus on lending directly to companies that are underserved by the traditional banking system and generally seek to avoid broadly marketed investment opportunities. We source investment opportunities through a variety of channels including direct relationships with companies, financial intermediaries such as national, regional and local bankers, accountants, lawyers and consultants, as well as through financial sponsors. Historically, as much as half of our annual origination volume has been derived from either repeat or referred borrowers or repeat sponsors. The other half of our annual origination volume has been sourced through a variety of channels including direct relationships with companies, financial intermediaries such as national, regional and local bankers, accountants, lawyers and consultants, as well as through other financial sponsors. Medley investments are well diversified across 35 industries. As of December 31, 2016, our industry exposure in excess of 10% was 12.7% in business services and 11.8% in banking, finance, insurance and real estate. Medley has a highly selective, three step underwriting process that is governed by an investment committee. This comprehensive process narrows down the investment opportunities from generally over 1,000 a year to approximately 1% to 3% originated borrowers in a year. For the year ended December 31, 2016, we sourced 1,225 investment opportunities, which resulted in 70 investments across 21 borrowers and approximately $375 million of invested capital. As of December 31, 2016, our funds had 355 investments across 149 borrowers.

Disciplined Underwriting. We perform thorough due diligence and focus on several key criteria in our underwriting process, including strong underlying business fundamentals, a meaningful equity cushion, experienced management, conservative valuation and the ability to deleverage through cash flows. We are often the agent for the loans we originate and accordingly control the loan documentation and negotiation of covenants, which allows us to maintain consistent underwriting standards. We invest across a broad range of industries and our disciplined underwriting process also involves engagement of industry experts and third-party consultants. This disciplined underwriting process is essential as our funds have historically invested primarily in privately held companies, for which public financial information is generally unavailable. Since our inception, we have experienced annualized realized losses for 0.3% of that capital through December 31, 2016. We believe our disciplined underwriting culture is a key factor to our success and our ability to expand our product offerings.

Prior to making an investment, the investment team subjects each potential borrower to an extensive credit review process, which typically begins with an analysis of the market opportunity, business fundamentals, company operating metrics and historical and projected financial analysis. We also compare liquidity, operating margin trends, leverage, free cash flow and fixed charge coverage ratios for each potential investment to industry metrics. Areas of additional underwriting focus include management or sponsor (typically a private equity firm) experience, management compensation, competitive landscape, regulatory environment, pricing power, defensibility of market share and tangible asset values. Background checks are conducted and tax compliance information may also be requested on management teams and key employees. In addition, the investment team contacts customers, suppliers and competitors and performs on-site visits as part of a routine business due diligence process.

Our disciplined underwriting process also involves the engagement of industry experts and third-party consultants. The investment team routinely uses third-party consultants and market studies to corroborate valuation and industry specific due diligence, as well as provide quality of earnings analysis. Experienced legal counsel is engaged to evaluate and mitigate regulatory, insurance, tax or other company-specific risks.

After the investment team completes its final due diligence, each proposed investment is presented to our investment committee and subjected to extensive discussion and follow-up analysis, if necessary. A formal memorandum for each investment opportunity typically includes the results of business due diligence, multi-scenario financial analysis, risk-management assessment, results of third-party consulting work, background checks (where applicable) and structuring proposals. Our investment committee requires a majority vote to approve any investment.

Active Credit Management. We employ active credit management. Our process includes frequent interaction with management, monthly or quarterly review of financial information and, typically, attendance at board of directors’ meetings as observers. Investment professionals with deep restructuring and workout experience support our credit management effort. The investment team also evaluates financial reporting packages provided by portfolio companies that detail operational and financial performance. Data is entered in Black Mountain, an investment management software program. Black Mountain creates a centralized, dynamic electronic repository for all of our portfolio company data and generates comprehensive, standardized reports and dashboards which aggregate operational updates, portfolio company financial performance, asset valuations, macro trends, management call notes and account history.

Investment Operations and Information Technology

In addition to our investment team, we have a finance, accounting and operations team that supports our public and private vehicles team by providing infrastructure and administrative support in the areas of accounting/finance, valuation, capital markets and treasury functions, operations/information technology, strategy and business development, legal/compliance and human resources.

Regulatory and Compliance Matters

Our business, as well as the financial services industry generally, is subject to extensive regulation in the United States and elsewhere. The SEC and other regulators around the world have in recent years significantly increased their regulatory activities with respect to alternative asset management firms. Our business is subject to compliance with laws and regulations of United States federal and state governments, their respective agencies and/or various self-regulatory organizations or exchanges, and any failure to comply with these regulations could expose us to liability and/or reputational damage. Our business has been operated for a number of years within a legal framework that requires our being able to monitor and comply with a broad range of legal and regulatory developments that affect our activities. However, additional legislation, changes in rules promulgated by regulators or changes in the interpretation or enforcement of existing laws and rules, either in the United States or elsewhere, may directly affect our mode of operation and profitability.

Certain of our subsidiaries are registered as investment advisers with the SEC. Registered investment advisers are subject to the requirements and regulations of the Investment Advisers Act of 1940, as amended (the “Investment Advisers Act”). Such requirements relate to, among other things, fiduciary duties to advisory clients, maintaining an effective compliance program, solicitation agreements, conflicts of interest, recordkeeping and reporting requirements, disclosure requirements, limitations on agency cross and principal transactions between an advisor and advisory clients and general anti-fraud prohibitions. The SEC requires investment advisers registered or required to register with the SEC under the Investment Advisers Act that advise one or more private funds and have at least $150.0 million in private fund assets under management to periodically file reports on Form PF. We have filed, and will continue to file, quarterly reports on Form PF, which has resulted in increased administrative costs and requires a significant amount of attention and time to be spent by our personnel. In addition, our investment advisers are subject to routine periodic examinations by the staff of the SEC. Our investment advisers also have not been subject to any regulatory or disciplinary actions by the SEC.

MCC and SIC are BDCs. A BDC is a special category of investment company under the Investment Company Act that was added by Congress to facilitate the flow of capital to private companies and small public companies based in the United States that do not have efficient or cost-effective access to public capital markets or other conventional forms of corporate financing. BDCs make investments in private or thinly traded public companies in the form of long-term debt and/or equity capital, with the goal of generating current income or capital growth.

BDCs are closed-end funds that elect to be regulated as BDCs under the Investment Company Act. As such, BDCs are subject to only certain provisions of the Investment Company Act, as well as the Securities Act and the Exchange Act. BDCs are provided greater flexibility under the Investment Company Act than are other investment companies that are registered under the Investment Company Act in dealing with their portfolio companies, issuing securities, and compensating their managers. BDCs can be internally or externally managed and may qualify to elect to be taxed as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), and the regulations thereunder, for federal tax purposes. The Investment Company Act contains prohibitions and restrictions relating to transactions between BDCs and their affiliates, principal underwriters, and affiliates of those affiliates or underwriters. The Investment Company Act requires that a majority of a BDC’s directors be persons other than “interested persons,” as that term is defined in the Investment Company Act. In addition, the Investment Company Act provides that a BDC may not change the nature of its business so as to cease to be, or withdraw its election to be regulated as a BDC unless approved by a majority of its outstanding voting securities. The Investment Company Act defines “a majority of the outstanding voting securities” as the lesser of: (1) 67% or more of the voting securities present at a meeting if the holders of more than 50% of its outstanding voting securities are present or represented by proxy or (2) more than 50% of its voting securities.

Generally, BDCs are prohibited under the Investment Company Act from knowingly participating in certain transactions with their affiliates without the prior approval of their board of directors who are not interested persons and, in some cases, prior approval by the SEC. The SEC has interpreted the prohibition on transactions with affiliates broadly to prohibit “joint transactions” among entities that share a common investment adviser.

On November 25, 2013, we received an amended order from the SEC that expanded our ability to negotiate the terms of co-investment transactions among our BDCs and other funds managed by us (the “Exemptive Order”), subject to the conditions included therein. In situations where co-investment with other funds managed by us is not permitted or appropriate, such as when there is an opportunity to invest in different securities of the same issuer or where the different investments could be expected to result in a conflict between our interests and those of our other clients, we will need to decide which client will proceed with the investment. We will make these determinations based on our policies and procedures, which generally require that such opportunities be offered to eligible accounts on an alternating basis that will be fair and equitable over time. Moreover, except in certain circumstances, our BDCs will be unable to invest in any issuer in which another of our funds holds an existing investment. Similar restrictions limit our BDCs’ ability to transact business with our officers or directors or their affiliates.

Under the terms of the Exemptive Order, a “required majority” (as defined in Section 57(o) of the Investment Company Act) of the independent directors of our BDCs must make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the proposed transaction are reasonable and fair to the applicable BDC and such BDC’s stockholders and do not involve overreaching of such BDC or its stockholders on the part of any person concerned and (2) the transaction is consistent with the interests of the BDC’s stockholders and is consistent with its investment strategies and policies.

Our BDCs have elected to be treated as RICs under Subchapter M of the Code. As RICs, the BDCs generally do not have to pay corporate-level federal income taxes on any income that is distributed to its stockholders from its tax earnings and profits. To maintain qualification as a RIC, our BDCs must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, in order to obtain and maintain RIC tax treatment, the BDCs must distribute to their stockholders, for each taxable year, at least 90% of their “investment company taxable income,” which is generally its net ordinary income plus the excess, if any, of realized net short-term capital gains over realized net long-term capital losses.

In July 2010, President Obama signed into law the Dodd-Frank Act. The Dodd-Frank Act, among other things, imposes significant new regulations on nearly every aspect of the U.S. financial services industry, including oversight and regulation of systemic market risk (including the power to liquidate certain institutions); authorizing the Federal Reserve to regulate nonbank institutions that are deemed systemically important; generally prohibiting insured banks or thrifts, any bank holding company or savings and loan holding company, any non-U.S. bank with a U.S. branch, agency or commercial lending company and any subsidiaries and affiliates of any of these types of entities, regardless of geographic location, from conducting proprietary trading or investing in or sponsoring a “covered fund,” which includes private equity funds and hedge funds (i.e., the Volcker Rule); and imposing new registration, recordkeeping and reporting requirements on private fund investment advisers. Importantly, while several key aspects of the Dodd-Frank Act have been defined through final rules, many aspects will be implemented by various regulatory bodies over the next several years.

The Dodd-Frank Act requires the CFTC, the SEC and other regulatory authorities to promulgate certain rules relating to the regulation of the derivatives market. Such rules require or will require the registration of certain market participants, the clearing of certain derivatives contracts through central counterparties, the execution of certain derivatives contracts on electronic platforms, as well as reporting and recordkeeping of derivatives transactions. Certain of our funds may from time to time, directly or indirectly, invest in instruments that meet the definition of a “swap” under the Commodity Exchange Act and the CFTC’s rules promulgated thereunder. As a result, such funds may qualify as commodity pools, and the operators of such funds may need to register as commodity pool operators (“CPOs”) unless an exemption applies. Additionally, pursuant to a rule finalized by the CFTC in December 2012, certain classes of interest rate swaps and certain classes of index credit default swaps are now subject to mandatory clearing, unless an exemption applies. As of February 2014, many of these interest rate swaps and index credit default swaps are also now subject to mandatory trading on designated contract markets or swap execution facilities. The Dodd-Frank Act also provides expanded enforcement authority to the CFTC and SEC. While certain rules have been promulgated and are already in effect, the rulemaking and implementation process is still ongoing. In particular, the CFTC has finalized most of its rules under the Dodd-Frank Act, and the SEC has proposed several rules regarding security-based swaps but has only finalized a small number of these rules.

Competition

The investment management industry is intensely competitive, and we expect it to remain so. We face competition both in the pursuit of outside investors for our funds and in acquiring investments in attractive investee companies and making other investments. We compete for outside investors based on a variety of factors, including:

•	investment performance;

•	investor perception of investment managers’ drive, focus and alignment of interest;

•	quality of service provided to and duration of relationship with investors;

•	business reputation; and

•	the level of fees and expenses charged for services.

We face competition in our lending and other investment activities primarily from other credit-focused funds, specialized funds, BDCs, real estate funds, hedge fund sponsors, other financial institutions and other parties. Many of these competitors in some of our business are substantially larger and have considerably greater financial, technical and marketing resources than are available to us. Many of these competitors have similar investment objectives to us, which may create additional competition for investment opportunities. Some of these competitors may also have a lower cost of capital and access to funding sources that are not available to us, which may create competitive disadvantages for us with respect to investment opportunities. In addition, some of these competitors may have higher risk tolerances, different risk assessments or lower return thresholds, which could allow them to consider a wider variety of investments and to bid more aggressively than us for investments that we want to make. Lastly, institutional and individual investors are allocating increasing amounts of capital to alternative investment strategies. Several large institutional investors have announced a desire to consolidate their investments in a more limited number of managers. We expect that this will cause competition in our industry to intensify and could lead to a reduction in the size and duration of pricing inefficiencies.

Competition is also intense for the attraction and retention of qualified employees. Our ability to continue to compete effectively in our business will depend upon our ability to attract new employees and retain and motivate our existing employees.

For additional information concerning the competitive risks that we face, see “Risk Factors — Risks Related to Our Business and Industry — The investment management business is competitive.”

Employees

We believe that one of the strengths and principal reasons for our success is the quality and dedication of our people. As of December 31, 2016, we employed over 85 individuals, including over 45 investment, origination and credit management professionals, located in our New York and San Francisco offices.

Corporate Information

Medley LLC was formed on October 27, 2010 and is the operating company of Medley Management Inc., a public company traded under the symbol “MDLY.” Medley Management Inc. is the sole managing member of Medley LLC. Medley Management Inc. was incorporated on June 13, 2014, and commenced operations on September 29, 2014 upon completion of its IPO of its Class A common stock. Medley Management Inc.'s sole operating asset is its investment in Medley LLC. Medley Management Inc. is controlled by the pre-IPO owners. Our principal executive office is located at 280 Park Avenue, 6th Floor East, New York, New York 10017. Our telephone number is (212) 759-0777.

Where You Can Find More Information

We file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”). Our SEC filings are available to the public over the internet at the SEC’s website at http://www.sec.gov. Our SEC filings are also available on our website at http://www.mdly.com as soon as reasonably practicable after they are filed with or furnished to the SEC. You may also read and copy any filed document at the SEC’s public reference room in Washington, D.C. at 100 F Street, N.E., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information about public reference rooms.

Item 1A.  Risk Factors

You should carefully read the risks and uncertainties described below, together with the other information included in this Form 10-K. Any of the following risks could materially affect our business, financial condition or results of operations. The risks described below are not the only risks we face. Additional risks and uncertainties we are not presently aware of or that we currently believe are immaterial could also materially and adversely affect our business, financial condition or results of operations.

Risks Related to Our Business and Industry

Difficult market and political conditions may adversely affect our business in many ways, including by reducing the value or hampering the performance of the investments made by our funds, each of which could materially and adversely affect our business, results of operations and financial condition.

Our business is materially affected by conditions in the global financial markets and economic and political conditions throughout the world, such as interest rates, availability and cost of credit, inflation rates, economic uncertainty, changes in laws (including laws relating to our taxation, taxation of our investors, the possibility of changes to tax laws in either the United States or any non-U.S. jurisdiction and regulations on asset managers), trade barriers, commodity prices, currency exchange rates and controls and national and international political circumstances (including wars, terrorist acts and security operations). These factors are outside of our control and may affect the level and volatility of asset prices and the liquidity and value of investments, and we may not be able to or may choose not to manage our exposure to these conditions. Ongoing developments in the U.S. and global financial markets following the unprecedented turmoil in the global capital markets and the financial services industry in late 2008 and early 2009 continue to illustrate that the current environment is still one of uncertainty and instability for investment management business. Recently, global financial markets have experienced heightened volatility, including in June 2016 following the “Brexit” referendum in the United Kingdom in favor of exiting the EU and the results of the 2016 U.S. presidential election and the uncertainty surrounding the policies of the new administration. In addition, in the United States, interest rates have risen by 40 to 70 basis points since the U.S. presidential election in November 2016. There has been a corresponding meaningful increase in the uncertainty surrounding interest rates, foreign exchange rates, trade volume, and fiscal and economic policies, which has heightened volatility in the U.S. and global markets and could persist for an extended period.

These and other conditions in the global financial markets and the global economy may result in adverse consequences for our funds and their respective investee companies, which could restrict such funds’ investment activities and impede such funds’ ability to effectively achieve their investment objectives. In addition, because the fees we earn under our investment management agreements are based in part on the market value of our AUM and in part on investment performance, if any of these factors cause a decline in our AUM or result in non-performance of loans by investee companies, it would result in lower fees earned, which could in turn materially and adversely affect our business and results of operations.

We derive a substantial portion of our revenues from funds managed pursuant to advisory agreements that may be terminated or fund partnership agreements that permit fund investors to remove us as the general partner.

With respect to our permanent capital vehicles, each fund’s investment management agreement must be approved annually by such fund’s board of directors or by the vote of a majority of the stockholders and the majority of the independent members of such fund’s board of directors and, in certain cases, by its stockholders, as required by law. In addition, as required by the Investment Company Act, both MCC and SIC have the right to terminate their respective management agreements without penalty upon 60 days’ written notice to their respective advisers. Termination of these agreements would reduce the fees we earn from the relevant funds, which could have a material adverse effect on our results of operations. For the years ended December 31, 2016, 2015 and 2014, our investment advisory relationships with MCC and SIC represented approximately 80.3%, 80.2% and 78.8% , respectively, of our total management fees. These investment advisory relationships also represented, in the aggregate, 47% of our AUM at December 31, 2016. There can be no assurance that our investment management agreements with respect to MCC and SIC will remain in place.

With respect to our long-dated private funds, insofar as we control the general partner of such funds, the risk of termination of the investment management agreement for such funds is limited, subject to our fiduciary or contractual duties as general partner. However, the applicable fund partnership agreements may permit the limited partners of each respective fund to remove us as general partner by a majority or, in certain circumstances, a super majority vote. In addition, the partnership agreements provide for dissolution of the partnership upon certain changes of control.

Our SMAs are governed by investment management agreements that may be terminated by investors at any time for cause under the applicable agreement and “cause” may include the departure of specified members of our senior management team. Absent cause, the investment management agreements that govern our SMAs are generally not terminable during the specified investment period or following the specified investment period, prior to the scheduled maturities or disposition of the subject AUM.

Termination of these agreements would negatively affect the fees we earn from the relevant funds, which could have a material adverse effect on our results of operations.

We may not be able to maintain our current fee structure as a result of industry pressure from fund investors to reduce fees, which could have an adverse effect on our profit margins and results of operations.

We may not be able to maintain our current fee structure as a result of industry pressure from fund investors to reduce fees. Although our investment management fees vary among and within asset classes, historically we have competed primarily on the basis of our performance and not on the level of our investment management fees relative to those of our competitors. In recent years, however, there has been a general trend toward lower fees in the investment management industry. In September 2009, the Institutional Limited Partners Association published a set of Private Equity Principles (the “Principles”), which were revised in January 2011. The Principles were developed to encourage discussion between limited partners and general partners regarding private equity fund partnership terms. Certain of the Principles call for enhanced “alignment of interests” between general partners and limited partners through modifications of some of the terms of fund arrangements, including proposed guidelines for fees and performance income structures. Although we have no obligation to modify any of our fees with respect to our existing funds, we may experience pressure to do so in our funds. More recently institutional investors have been allocating increasing amounts of capital to alternative investment strategies as well as attempting to reduce management and investment fees to external managers, whether through direct reductions, deferrals or rebates. We cannot assure you that we will succeed in providing investment returns and service that will allow us to maintain our current fee structure. For example, on December 3, 2015, we agreed to reduce our fees from MCC and beginning January 1, 2016, the base management fee from MCC was reduced to 1.50% on gross assets above $1 billion. In addition, we reduced our incentive fee from MCC from 20% on pre-incentive fee net investment income over an 8% hurdle, to 17.5% on pre-incentive fee net investment income over a 6% hurdle and introduced a netting mechanism and incentive fee income will be subject to a rolling three-year look back. Under no circumstances will our recently implemented fee structure result in higher fees from MCC than fees under the current investment management agreement. Fee reductions on existing or future new business could have an adverse effect on our profit margins and results of operations. For more information about our fees, see “Business - Fee Structure.”

A change of control of us or Medley Management Inc. could result in termination of our investment advisory agreements.

Pursuant to the Investment Company Act, each of the investment advisory agreements for the BDCs that we advise automatically terminates upon its deemed “assignment” and a BDC’s board and shareholders must approve a new agreement in order for us to continue to act as its investment adviser. In addition, pursuant to the Investment Advisers Act, each of our investment advisory agreements for the separate accounts we manage may not be “assigned” without the consent of the client. A sale of a controlling block of our or Medley Management Inc.'s voting securities and certain other transactions would be deemed an “assignment” pursuant to both the Investment Company Act and the Investment Advisers Act. Such an assignment may be deemed to occur in the event that Brook Taube, Seth Taube, and other members of senior management who together own 80.07% of LLC Units (“Senior Management Owners”) dispose of enough of their interests in us such that they no longer own a controlling interest in us. If such a deemed assignment occurs, there can be no assurance that we will be able to obtain the necessary consents from clients whose funds are managed pursuant to separate accounts or the necessary approvals from the boards and shareholders of the SEC-registered BDCs that we advise. An assignment, actual or constructive, would trigger these termination and consent provisions and, unless the necessary approvals and consents are obtained, could adversely affect our ability to continue managing client accounts, resulting in the loss of assets under management and a corresponding loss of revenue.

The historical returns attributable to our funds should not be considered as indicative of the future results of our funds or of our future results.

The historical performance of our funds is relevant to us primarily insofar as it is indicative of fees we have earned in the past and may earn in the future and our reputation and ability to raise new funds. Poor performance of the funds we advise could cause a decline in our revenues and could therefore have a negative effect on our operating results. Also, there is no assurance that projections in respect of our funds or unrealized valuations will be realized.

Moreover, the historical returns of our funds should not be considered indicative of the future returns of these funds or from any future funds we may raise, in part because:

•	market conditions during previous periods may have been significantly more favorable for generating positive performance than the market conditions we may experience in the future;

•	our funds’ rates of returns, which are calculated on the basis of NAV of the funds’ investments, including unrealized gains, which may never be realized;

•
our funds’ returns have previously benefited from investment opportunities and general market conditions that may not recur, and our funds may not be able to achieve the same returns or profitable investment opportunities or deploy capital as quickly;

•
the historical returns that we present in this Form 10-K derive largely from the performance of our earlier funds, whereas future fund returns will depend increasingly on the performance of our newer funds or funds not yet formed, which may have little or no realized investment track record;

•
in recent years, there has been increased competition for investment opportunities resulting from the increased amount of capital invested in alternative funds and high liquidity in debt markets, and the increased competition for investments may reduce our returns in the future; and

•	our newly established funds may generate lower returns during the period that they take to deploy their capital.

The future internal rate of return for any current or future fund may vary considerably from the historical internal rate of return generated by any particular fund, or for our funds as a whole. Future returns will also be affected by the risks described in this Form 10-K, including risks of the industries and business in which a particular fund invests.

If we are unable to consummate or successfully integrate development opportunities, acquisitions or joint ventures, we may not be able to implement our growth strategy successfully.

Our growth strategy may include the selective development or acquisition of other asset management businesses, advisory businesses or other businesses or financial products complementary to our business where we think we can add substantial value or generate substantial returns. The success of this strategy will depend on, among other things: (a) the availability of suitable opportunities, (b) the level of competition from other companies that may have greater financial resources, (c) our ability to value potential development or acquisition opportunities accurately and negotiate acceptable terms for those opportunities, (d) our ability to obtain requisite approvals and licenses from the relevant governmental authorities and to comply with applicable laws and regulations without incurring undue costs and delays, (e) our ability to identify and enter into mutually beneficial relationships with venture partners and (f) our ability to properly manage conflicts of interest. Moreover, even if we are able to identify and successfully complete an acquisition, we may encounter unexpected difficulties or incur unexpected costs associated with integrating and overseeing the operations of the new business or activities. If we are not successful in implementing our growth strategy, our business and results of operations may be adversely affected.

We depend on third-party distribution sources to market our investment strategies.

Our ability to grow our AUM, particularly with respect to our BDCs, is dependent on access to third-party intermediaries, including investment banks, broker dealers and RIAs. We cannot assure you that these intermediaries will continue to be accessible to us on commercially reasonable terms, or at all. In addition, pension fund consultants may review and evaluate our institutional products and our firm from time to time. Poor reviews or evaluations of either a particular product, or of us, may result in institutional client withdrawals or may impair our ability to attract new assets through these consultants.

An investment strategy focused primarily on privately held companies presents certain challenges, including the lack of available information about these companies.

Our funds have historically invested primarily in privately held companies. Investments in private companies pose certain incremental risks as compared to investments in public companies including that private companies:

•	have reduced access to the capital markets, resulting in diminished capital resources and ability to withstand financial distress;

•
may have limited financial resources and may be unable to meet their obligations under debt that we hold, which may be accompanied by a deterioration in the value of any collateral and a reduction in the likelihood of us realizing any guarantees we may have obtained in connection with our investment;

•
may have shorter operating histories, narrower product lines and smaller market shares than larger business, which tend to render them more vulnerable to competitors’ actions and changing market conditions, as well as general economic downturns;

•
are more likely to depend on the management talents and efforts of a small group of persons; therefore, the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on our investee company and, in turn, on us; and

•
generally have less predictable operating results, may from time to time be parties to litigation, may be engaged in rapidly changing business with products subject to a substantial risk of obsolescence, and may require substantial additional capital to support their operations, finance expansion or maintain their competitive position. In addition, our executive officers, directors or employees may, in the ordinary course of business, be named as defendants in litigation arising from our funds’ investments in investee companies.

Finally, limited public information generally exists about private companies and these companies may not have third-party debt ratings or audited financial statements. We must therefore rely on the ability of our funds’ advisors to obtain adequate information through due diligence to evaluate the creditworthiness and potential returns from investing in these companies. Additionally, these companies and their financial information will not generally be subject to the Sarbanes-Oxley Act and other rules that govern public companies. If we are unable to uncover all material information about these companies, our funds may lose money on such investments.

Our funds’ investments in investee companies may be risky, and our funds could lose all or part of their investments.

Our funds pursue strategies focused on investing primarily in the debt of privately owned U.S. companies.

Senior Secured Debt and Second Lien Secured Debt. When our funds invest in senior secured term debt and second lien secured debt, our funds will generally take a security interest in the available assets of these investee companies, including the equity interests of their subsidiaries. There is a risk that the collateral securing such investments may decrease in value over time or lose its entire value, may be difficult to sell in a timely manner, may be difficult to appraise and may fluctuate in value based upon the success of the business and market conditions, including as a result of the inability of the investee company to raise additional capital. Also, in some circumstances, our security interest could be subordinated to claims of other creditors. In addition, deterioration in an investee company’s financial condition and prospects, including its inability to raise additional capital, may be accompanied by deterioration in the value of the collateral for the debt. Consequently, the fact that debt is secured does not guarantee that we will receive principal and interest payments according to the investment terms, or at all, or that we will be able to collect on the investment should we be forced to enforce our remedies.

Senior Unsecured Debt. Our funds may also make unsecured debt investments in investee companies, meaning that such investments will not benefit from any interest in collateral of such companies.

Subordinated Debt. Our subordinated debt investments will generally be subordinated to senior debt and will generally be unsecured. This may result in a heightened level of risk and volatility or a loss of principal, which could lead to the loss of the entire investment. These investments may involve additional risks that could adversely affect our investment returns. To the extent interest payments associated with such debt are deferred, such debt may be subject to greater fluctuations in valuations, and such debt could subject our funds to non-cash income. Since the applicable fund would not receive any principal repayments prior to the maturity of some of our subordinated debt investments, such investments will be of greater risk than amortizing loans.

Equity Investments. Certain of our funds make selected equity investments. In addition, when our funds invest in senior and subordinated debt, they may acquire warrants or options to purchase equity securities or benefit from other types of equity participation. Our goal is ultimately to dispose of these equity interests and realize gains upon our disposition of such interests. However, the equity interests our funds receive may not appreciate in value and, in fact, may decline in value. Accordingly, our funds may not be able to realize gains from such equity interests, and any gains that our funds do realize on the disposition of any equity interests may not be sufficient to offset any other losses our funds experience.

Most loans in which our funds invest will not be rated by any rating agency and, if they were rated, they would be rated as below investment grade quality. Loans rated below investment grade quality are generally regarded as having predominantly speculative characteristics and may carry a greater risk with respect to a borrower’s capacity to pay interest and repay principal. From time to time, our funds, in the past, and may in the future, lose some or all of their investment in an investee company.

Prepayments of debt investments by our investee companies could adversely impact our results of operations.

We are subject to the risk that the investments our funds make in investee companies may be repaid prior to maturity. When this occurs, our BDCs will generally use such proceeds to reduce their existing borrowings and our private funds will generally return such capital to its investors, which capital may be recalled at a later date pursuant to such fund’s governing documents. With respect to our SMAs, if such event occurs after the investment period, such capital will be returned to investors. Any future investment in a new investee company may also be at lower yields than the debt that was repaid. As a result, the results of operations of the affected fund could be materially adversely affected if one or more investee companies elect to prepay amounts owed to such fund, which could in turn have a material adverse effect on our results of operations.

Our funds’ investee companies may incur debt that ranks equally with, or senior to, our funds’ investments in such companies.

Our funds pursue a strategy focused on investing primarily in the debt of privately owned U.S. companies. Our funds’ investee companies may have, or may be permitted to incur, other debt that ranks equally with, or senior to, the debt in which our funds invest. By their terms, such debt instruments may entitle the holders to receive payment of interest or principal on or before the dates on which we are entitled to receive payments with respect to the debt instruments in which our funds invest. Also, in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of an investee company, holders of debt instruments ranking senior to our funds’ investment in that investee company would typically be entitled to receive payment in full before we receive any distribution. After repaying such senior creditors, such investee company may not have any remaining assets to use for repaying its obligation to our funds. In the case of debt ranking equally with debt instruments in which our funds invest, our funds would have to share on an equal basis any distributions with other creditors holding such debt in the event of an insolvency, liquidation, dissolution, reorganization or bankruptcy of the relevant investee company.

Subordinated liens on collateral securing loans that our funds make to their investee companies may be subject to control by senior creditors with first priority liens. If there is a default, the value of the collateral may not be sufficient to repay in full both the first priority creditors and our funds.

Certain debt investments that our funds make in investee companies are secured on a second priority basis by the same collateral securing senior secured debt of such companies. The first priority liens on the collateral will secure the investee company’s obligations under any outstanding senior debt and may secure certain other future debt that may be permitted to be incurred by the company under the agreements governing the debt. The holders of obligations secured by the first priority liens on the collateral will generally control the liquidation of and be entitled to receive proceeds from any realization of the collateral to repay their obligations in full before our funds. In addition, the value of the collateral in the event of liquidation will depend on market and economic conditions, the availability of buyers and other factors. There can be no assurance that the proceeds, if any, from the sale or sales of all of the collateral would be sufficient to satisfy the debt obligations secured by the second priority liens after payment in full of all obligations secured by the first priority liens on the collateral. If such proceeds are not sufficient to repay amounts outstanding under the debt obligations secured by the second priority liens, then our funds, to the extent not repaid from the proceeds of the sale of the collateral, will only have an unsecured claim against the investee company’s remaining assets, if any.

Our funds may also make unsecured debt investments in investee companies, meaning that such investments will not benefit from any interest in collateral of such companies. Liens on such investee companies’ collateral, if any, will secure the investee company’s obligations under its outstanding secured debt and may secure certain future debt that is permitted to be incurred by the investee company under its secured debt agreements. The holders of obligations secured by such liens will generally control the liquidation of, and be entitled to receive proceeds from, any realization of such collateral to repay their obligations in full before us. In addition, the value of such collateral in the event of liquidation will depend on market and economic conditions, the availability of buyers and other factors. There can be no assurance that the proceeds, if any, from sales of such collateral would be sufficient to satisfy our unsecured debt obligations after payment in full of all secured debt obligations. If such proceeds were not sufficient to repay the outstanding secured debt obligations, then our unsecured claims would rank equally with the unpaid portion of such secured creditors’ claims against the investee company’s remaining assets, if any.

The rights our funds may have with respect to the collateral securing the debt investments our funds make in their investee companies with senior debt outstanding may also be limited pursuant to the terms of one or more intercreditor agreements that our funds enter into with the holders of senior secured debt. Under such an intercreditor agreement, at any time that obligations that have the benefit of the first priority liens are outstanding, any of the following actions that may be taken in respect of the collateral will be at the discretion of the holders of the obligations secured by the first priority liens: the ability to cause the commencement of enforcement proceedings against the collateral; the ability to control the conduct of such proceedings; the approval of amendments to collateral documents; releases of liens on the collateral; and waivers of past defaults under collateral documents. Our funds may not have the ability to control or direct such actions, even if their rights are adversely affected.

There may be circumstances where our funds’ debt investments could be subordinated to claims of other creditors or our funds could be subject to lender liability claims.

If one of our investee companies were to go bankrupt, depending on the facts and circumstances, including the extent to which our funds actually provided managerial assistance to that investee company or a representative of us sat on the board of directors of such investee company, a bankruptcy court might recharacterize our funds’ debt investment and subordinate all or a portion of our funds’ claim to that of other creditors. In situations where a bankruptcy carries a high degree of political significance, our funds’ legal rights may be subordinated to other creditors.

In addition, lenders in certain cases can be subject to lender liability claims for actions taken by them when they become too involved in the borrower’s business or exercise control over a borrower. It is possible that we or our funds could become subject to a lender’s liability claim, including as a result of actions taken if we or our funds render significant managerial assistance to, or exercise control or influence over the board of directors of, the borrower.

Our funds may not have the resources or ability to make additional investments in our investee companies.

After an initial investment in an investee company, our funds may be called upon from time to time to provide additional funds to such company or have the opportunity to increase their investment through the exercise of a warrant or other right to purchase common stock. There is no assurance that the applicable fund will make, or will have sufficient resources to make, follow-on investments. Even if such fund has sufficient capital to make a desired follow-on investment, we may elect not to make a follow-on investment because we may not want to increase our level of risk, we prefer other opportunities or we are limited in our ability to do so by compliance with BDC requirements or maintaining RIC status, if applicable. Any decisions not to make a follow-on investment or any inability on our part to make such an investment may have a negative impact on an investee company in need of such an investment, may result in a missed opportunity for us to increase our participation in a successful operation or may reduce the expected return on the investment.

Economic recessions or downturns could impair our investee companies and harm our operating results.

Many of our investee companies are susceptible to economic slowdowns or recessions and may be unable to repay our funds’ debt investments during these periods. Therefore, our funds’ non-performing assets are likely to increase, and the value of our funds’ portfolios are likely to decrease during these periods. Adverse economic conditions may also decrease the value of any collateral securing our senior secured or second lien secured debt. A severe recession may further decrease the value of such collateral and result in losses of value in such portfolios. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us on terms we deem acceptable. Occurrence of any of these events could materially and adversely affect our business and results of operations.

A covenant breach by our investee companies may harm our operating results.

An investee company’s failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and, potentially, termination of its debt and foreclosure on its secured assets, which could trigger cross-defaults under other agreements and jeopardize an investee company’s ability to meet its obligations under the debt or equity instruments that our funds hold. Our funds may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms, which may include the waiver of certain financial covenants, with a defaulting investee company. To the extent our funds incur additional costs and/or do not recover their investments in investee companies, we may earn reduced management and incentive fees, which may adversely affect our results of operations.

The investment management business is competitive.

The investment management business is competitive, with competition based on a variety of factors, including investment performance, business relationships, quality of service provided to investors, investor liquidity and willingness to invest, fund terms (including fees), brand recognition and business reputation. We compete for investors with a number of other investment managers, public and private funds, BDCs, small business investment companies and others. Numerous factors increase our competitive risks, including:

•	a number of our competitors have greater financial, technical, marketing and other resources and more personnel than we do;

•	some of our funds may not perform as well as competitors’ funds or other available investment products;

•
several of our competitors have raised significant amounts of capital, and many of them have similar investment objectives to ours, which may create additional competition for investment opportunities and may reduce the size and duration of pricing inefficiencies that otherwise could be exploited;

•	some of our competitors may have a lower cost of capital and access to funding sources that are not available to us, which may create competitive disadvantages for us with respect to our funds;

•
some of our competitors may be subject to less regulation and, accordingly, may have more flexibility to undertake and execute certain business or investments than we do and/or bear less compliance expense than we do;

•	some of our competitors may have more flexibility than we have in raising certain types of funds under the investment management contracts they have negotiated with their investors;

•	some of our competitors may have better expertise or be regarded by investors as having better expertise in a specific asset class or geographic region than we do; and

•	other industry participants may, from time to time, seek to recruit our investment professionals and other employees away from us.

In addition, the attractiveness of our funds relative to investments in other investment products could decrease depending on economic conditions. This competitive pressure could adversely affect our ability to make successful investments and limit our ability to raise future funds, either of which would adversely impact our business, results of operations and financial condition.

Our funds operate in a competitive market for lending that has recently intensified, and competition may limit our funds’ ability to originate or acquire desirable loans and investments and could also affect the yields of these assets and have a material adverse effect on our business, results of operations and financial condition.

Our funds operate in a competitive market for lending that has recently intensified. Our profitability depends, in large part, on our funds’ ability to originate or acquire credit investments on attractive terms. In originating or acquiring our target credit investments, we compete with a variety of institutional lenders and investors, including specialty finance companies, public and private funds, commercial and investment banks, BDCs, small business investment companies, REITs, commercial finance and insurance companies and others. Some competitors may have a lower cost of funds and access to funding sources that are not available to us, such as the U.S. government. Many of our competitors or their funds are not subject to the operating constraints associated with qualifying as a RIC under subchapter M of the Code or compliance with the Investment Company Act. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments, offer more attractive pricing, transaction structures, covenants or other terms and establish more relationships than us. Furthermore, competition for originations of and investments in our target assets may lead to the yields of such assets decreasing, which may further limit our ability to generate satisfactory returns. Also, as a result of this competition, desirable loans and investments may be limited in the future and our funds may not be able to take advantage of attractive lending and investment opportunities from time to time, thereby limiting their ability to identify and originate loans or make investments that are consistent with their investment objectives. We cannot assure you that the competitive pressures our funds face will not have a material adverse effect on our business, results of operations and financial condition.

Dependence on leverage by certain of our funds and by our funds’ investee companies subjects us to volatility and contractions in the debt financing markets and could adversely affect our ability to achieve attractive rates of return on those investments.

MCC, SIC and our funds’ investee companies rely on the use of leverage, and our ability to achieve attractive rates of return on investments will depend on our ability to access sufficient sources of indebtedness at attractive rates. While our permanent capital vehicles, MCC and SIC, are our only funds that currently rely on the use of leverage, certain of our other funds may in the future rely on the use of leverage. If our funds or the companies in which our funds invest raise capital in the structured credit, leveraged loan and high yield bond markets, the results of their operations may suffer if such markets experience dislocations, contractions or volatility. Any such events could adversely impact the availability of credit to business generally and could lead to an overall weakening of the U.S. and global economies. Any economic downturn could adversely affect the financial resources of our funds and their investments (in particular those investments that depend on credit from third parties or that otherwise participate in the credit markets) and their ability to make principal and interest payments on, or refinance, outstanding debt when due. Moreover, these events could affect the terms of available debt financing with, for example, higher rates, higher equity requirements and/or more restrictive covenants.

The absence of available sources of sufficient debt financing for extended periods of time or an increase in either the general levels of interest rates or in the risk spread demanded by sources of indebtedness would make it more expensive to finance those investments. Certain investments may also be financed through borrowings on fund-level debt facilities, which may or may not be available for a refinancing at the end of their respective terms. Finally, the interest payments on the indebtedness used to finance our funds’ investments are generally deductible expenses for income tax purposes, subject to limitations under applicable tax law and policy. Any change in such tax law or policy to eliminate or substantially limit these income tax deductions, as has been discussed from time to time in various jurisdictions, would reduce the after-tax rates of return on the affected investments, which may have an adverse impact on our business and financial results.

Similarly, our funds’ investee companies regularly utilize the corporate debt markets to obtain additional financing for their operations. Our investee companies are typically highly leveraged. Those that have credit ratings are typically non-investment grade and those that do not have credit ratings would likely be non-investment grade if they were rated. If the credit markets render such financing difficult to obtain or more expensive, this may negatively impact the operating performance of those investee companies and, therefore, the investment returns of our funds. In addition, if the markets make it difficult or impossible to refinance debt that is maturing in the near term, some of our investee companies may be unable to repay such debt at maturity and may be forced to sell assets, undergo a recapitalization or seek bankruptcy protection. Any of the foregoing circumstances could have a material adverse effect on our business, results of operations and financial condition.

Our funds may choose to use leverage as part of their respective investment programs. As of December 31, 2016, MCC and SIC were our only funds that relied on leverage. As of December 31, 2016, MCC had a NAV of $511.3 million, $1.3 billion of AUM and an asset coverage ratio of 238%. As of December 31, 2016, SIC had a NAV of $773.1 million, $1.2 billion of AUM and an asset coverage ratio of 248%. The use of leverage poses a significant degree of risk and enhances the possibility of a significant loss to investors. A fund may borrow money from time to time to make investments or may enter into derivative transactions with counterparties that have embedded leverage. The interest expense and other costs incurred in connection with such borrowing may not be recovered by returns on such investments and may be lost, and the timing and magnitude of such losses may be accelerated or exacerbated, in the event of a decline in the market value of such investments. Gains realized with borrowed funds may cause the fund’s NAV to increase at a faster rate than would be the case without borrowings. However, if investment results fail to cover the cost of borrowings, the fund’s NAV could also decrease faster than if there had been no borrowings. In addition, as BDCs registered under the Investment Company Act, MCC and SIC are each permitted to issue senior securities in amounts such that its asset coverage ratio equals at least 200% after each issuance of senior securities. Each of MCC’s and SIC’s ability to pay dividends will be restricted if its asset coverage ratio falls below at least 200% and any amounts that it uses to service its indebtedness are not available for dividends to its common stockholders. An increase in interest rates could also decrease the value of fixed-rate debt investments that our funds make. Any of the foregoing circumstances could have a material adverse effect on our business, results of operations and financial condition.

Some of our funds may invest in companies that are highly leveraged, which may increase the risk of loss associated with those investments.

Some of our funds may invest in companies whose capital structures involve significant leverage. For example, in many non-distressed private equity investments, indebtedness may be as much as 75% or more of an investee company’s total debt and equity capitalization, including debt that may be incurred in connection with the investment, whether incurred at or above the investment-level entity. In distressed situations, indebtedness may exceed 100% or more of an investee company’s capitalization. Additionally, the debt positions originated or acquired by our funds may be the most junior in what could be a complex capital structure, and thus subject us to the greatest risk of loss.

Investments in highly leveraged entities are also inherently more sensitive to declines in revenues, increases in expenses and interest rates and adverse economic, market and industry developments.

Furthermore, the incurrence of a significant amount of indebtedness by an entity could, among other things:

•
subject the entity to a number of restrictive covenants, terms and conditions, any violation of which could be viewed by creditors as an event of default and could materially impact our funds’ ability to realize value from the investment;

•
allow even moderate reductions in operating cash flow to render the entity unable to service its indebtedness, leading to a bankruptcy or other reorganization of the entity and a loss of part or all of our funds’ equity investment in it;

•
give rise to an obligation to make mandatory prepayments of debt using excess cash flow, which might limit the entity’s ability to respond to changing industry conditions if additional cash is needed for the response, to make unplanned but necessary capital expenditures or to take advantage of growth opportunities;

•	limit the entity’s ability to adjust to changing market conditions, thereby placing it at a competitive disadvantage compared to its competitors that have relatively less debt;

•	limit the entity’s ability to engage in strategic acquisitions that might be necessary to generate attractive returns or further growth; and

•	limit the entity’s ability to obtain additional financing or increase the cost of obtaining such financing, including for capital expenditures, working capital or other general corporate purposes.

As a result, the risk of loss associated with a leveraged entity is generally greater than for companies with comparatively less debt. For example, a number of investments consummated by private equity sponsors during 2005, 2006 and 2007 that utilized significant amounts of leverage subsequently experienced severe economic stress and, in certain cases, defaulted on their debt obligations due to a decrease in revenues and cash flows precipitated by the subsequent economic downturn during 2008 and 2009.

We generally do not control the business operations of our investee companies and, due to the illiquid nature of our investments, may not be able to dispose of such investments.

Investments by our funds generally consist of debt instruments and equity securities of companies that we do not control. We do not expect to control most of our investee companies, even though we may have board representation or board observation rights, and our debt agreements may impose certain restrictive covenants on our borrowers. As a result, we are subject to the risk that an investee company in which our funds invest may make business decisions with which we disagree and the management of such company, as representatives of the holders of their common equity, may take risks or otherwise act in ways that do not serve our interests as debt investors. Due to the lack of liquidity for our investments in private companies, we may not be able to dispose of our interests in our investee companies as readily as we would like or at an appropriate valuation. As a result, an investee company may make decisions that could decrease the value of our investment holdings.

A substantial portion of our investments may be recorded at fair value as determined in good faith by or under the direction of our respective funds’ boards of directors or similar bodies and, as a result, there may be uncertainty regarding the value of our funds’ investments.

The debt and equity instruments in which our funds invest for which market quotations are not readily available will be valued at fair value as determined in good faith by or under the direction of such fund’s board of directors or similar body. Most, if not all, of our funds' investments (other than cash and cash equivalents) are classified as Level III under Accounting Standards Codification (“ASC”) Topic 820 - Fair Value Measurements and Disclosures. This means that our funds’ portfolio valuations will be based on unobservable inputs and our funds’ assumptions about how market participants would price the asset or liability in question. We expect that inputs into the determination of fair value of our funds’ portfolio investments will require significant management judgment or estimation. Even if observable market data were available, such information may be the result of consensus pricing information or broker quotes, which include a disclaimer that the broker would not be held to such a price in an actual transaction. The non-binding nature of consensus pricing and/or quotes accompanied by disclaimers materially reduces the reliability of such information. Our funds retain the services of an independent service provider to review the valuation of these loans and securities.

The types of factors that the board of directors, general partner or similar body may take into account in determining the fair value of a fund’s investments generally include, as appropriate, comparison to publicly traded securities including such factors as yield, maturity and measures of credit quality, the enterprise value of an investee company, the nature and realizable value of any collateral, the investee company’s ability to make payments and its earnings and discounted cash flow, the markets in which the investee company does business and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these loans and securities existed. Our funds’ NAV could be adversely affected if determinations regarding the fair value of such funds’ investments were materially higher than the values that such funds’ ultimately realize upon the disposal of such loans and securities.

We may need to pay “clawback” obligations if and when they are triggered under the governing agreements with respect to certain of our funds and SMAs.

Generally, if at the termination of a fund (and sometimes at interim points in the life of a fund), the fund has not achieved investment returns that (in most cases) exceed the preferred return threshold or (in all cases) the general partner receives net profits over the life of the fund in excess of its allocable share under the applicable partnership agreement, we will be obligated to repay an amount equal to the extent to which carried interest that was previously distributed to us exceeds the amounts to which we are ultimately entitled. This obligation is known as a “clawback” obligation. Medley had not received any distributions of performance fees through December 31, 2016, other than tax distributions, a portion of which is subject to clawback. As of December 31, 2016, we recorded a $7.1 million clawback obligation that would need to be paid if the funds were liquidated at fair value as of the end of the reporting period. Had we assumed all existing investments were worthless as of December 31, 2016, there would be no additional amounts subject to clawback.

Although a clawback obligation is several to each person who received a distribution, and not a joint obligation, the governing agreements of our funds generally provide that, if a recipient does not fund his or her respective share, we may have to fund such additional amounts beyond the amount of carried interest we retained, although we generally will retain the right to pursue remedies against those carried interest recipients who fail to fund their obligations. We may need to use or reserve cash to repay such clawback obligations instead of using the cash for other purposes. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Contingent Obligations.”

Our funds may face risks relating to undiversified investments.

While diversification is generally an objective of our funds, there can be no assurance as to the degree of diversification, if any, that will be achieved in any fund investments. Difficult market conditions or slowdowns affecting a particular asset class, geographic region or other category of investment could have a significant adverse impact on a fund if its investments are concentrated in that area, which would result in lower investment returns. This lack of diversification may expose a fund to losses disproportionate to economic conditions or market declines in general if there are disproportionately greater adverse movements in the particular investments. If a fund holds investments concentrated in a particular issuer, security, asset class or geographic region, such fund may be more susceptible than a more widely diversified investment portfolio to the negative consequences of a single corporate, economic, political or regulatory event. Accordingly, a lack of diversification on the part of a fund could adversely affect a fund’s performance and, as a result, our results of operations and financial condition.

Third-party investors in our private funds may not satisfy their contractual obligation to fund capital calls when requested, which could adversely affect a fund’s operations and performance.

Investors in our private funds make capital commitments to those funds that we are entitled to call from those investors at any time during prescribed periods. We depend on investors fulfilling and honoring their commitments when we call capital from them for those funds to consummate investments and otherwise pay their obligations when due. Any investor that did not fund a capital call would be subject to several possible penalties, including having a meaningful amount of its existing investment forfeited in that fund. However, the impact of the penalty is directly correlated to the amount of capital previously invested by the investor in the fund and if an investor has invested little or no capital, for instance early in the life of the fund, then the forfeiture penalty may not be as meaningful. Investors may also negotiate for lesser or reduced penalties at the outset of the fund, thereby limiting our ability to enforce the funding of a capital call. Third-party investors in private funds often use distributions from prior investments to meet future capital calls. In cases where valuations of existing investments fall and the pace of distributions slows, investors may be unable to make new commitments to third-party managed investment funds such as those advised by us. A failure of investors to honor a significant amount of capital calls for any particular fund or funds could have a material adverse effect on the operation and performance of those funds.

Our funds may be forced to dispose of investments at a disadvantageous time.

Our funds may make investments that they do not advantageously dispose of prior to the date the applicable fund is dissolved, either by expiration of such fund’s term or otherwise. Although we generally expect that investments will be disposed of prior to dissolution or be suitable for in-kind distribution at dissolution, and the general partners of the funds have only a limited ability to extend the term of the fund with the consent of fund investors or the advisory board of the fund, as applicable, our funds may have to sell, distribute or otherwise dispose of investments at a disadvantageous time as a result of dissolution. This would result in a lower than expected return on the investments and, perhaps, on the fund itself.

Hedging strategies may adversely affect the returns on our funds’ investments.

When managing our exposure to market risks, we may (on our own behalf or on behalf of our funds) from time to time use forward contracts, options, swaps (including total return swaps), caps, collars, floors, foreign currency forward contracts, currency swap agreements, currency option contracts or other strategies. The success of any hedging or other derivative transactions generally will depend on our ability to correctly predict market or foreign exchange changes, the degree of correlation between price movements of a derivative instrument and the position being hedged, the creditworthiness of the counterparty and other factors. As a result, while we may enter into a transaction to reduce our or a fund’s exposure to market risks, the transaction may result in poorer overall investment performance than if it had not been executed. Such transactions may also limit the opportunity for gain if the value of a hedged position increases.

While such hedging arrangements may reduce certain risks, such arrangements themselves may entail certain other risks. These arrangements may require the posting of cash collateral at a time when we or a fund has insufficient cash or illiquid assets such that the posting of the cash is either impossible or requires the sale of assets at prices that do not reflect their underlying value. Moreover, these hedging arrangements may generate significant transaction costs, including potential tax costs, that may reduce the returns generated by a fund. Finally, the CFTC has made several public statements that it may soon issue a proposal for certain foreign exchange products to be subject to mandatory clearing, which could increase the cost of entering into currency hedges.

Our business depends in large part on our ability to raise capital from investors. If we were unable to raise such capital, we would be unable to collect management fees or deploy such capital into investments, which would materially and adversely affect our business, results of operations and financial condition.

Our ability to raise capital from investors depends on a number of factors, including many that are outside our control. Investors may downsize their investment allocations to credit focused private funds or BDCs or to rebalance a disproportionate weighting of their overall investment portfolio among asset classes. Poor performance of our funds could also make it more difficult for us to raise new capital. Our investors and potential investors continually assess our funds’ performance independently and relative to market benchmarks and our competitors, and our ability to raise capital for existing and future funds depends on our funds’ performance. If economic and market conditions deteriorate, we may be unable to raise sufficient amounts of capital to support the investment activities of future funds. If we were unable to successfully raise capital, our business, results of operations and financial condition would be adversely affected.

We depend on our senior management team, senior investment professionals and other key personnel, and our ability to retain them and attract additional qualified personnel is critical to our success and our growth prospects.

We depend on the diligence, skill, judgment, business contacts and personal reputations of our senior management team, including Brook Taube and Seth Taube, our co-Chief Executive Officers, senior investment professionals and other key personnel. Our future success will depend upon our ability to retain our senior professionals and other key personnel and our ability to recruit additional qualified personnel. These individuals possess substantial experience and expertise in investing, are responsible for locating and executing our funds’ investments, have significant relationships with the institutions that are the source of many of our funds’ investment opportunities and, in certain cases, have strong relationships with our investors. Therefore, if any of our senior professionals or other key personnel join competitors or form competing companies, it could result in the loss of significant investment opportunities and certain existing investors.

The departure for any reason of any of our senior professionals could have a material adverse effect on our ability to achieve our investment objectives, cause certain of our investors to withdraw capital they invest with us or elect not to commit additional capital to our funds or otherwise have a material adverse effect on our business and our prospects. The departure of some or all of those individuals could also trigger certain “key man” provisions in the documentation governing certain of our funds, which would permit the investors in those funds to suspend or terminate such funds’ investment periods or, in the case of certain funds, permit investors to withdraw their capital prior to expiration of the applicable lock-up date. We do not carry any “key man” insurance that would provide us with proceeds in the event of the death or disability of any of our senior professionals, and we do not have a policy that prohibits our senior professionals from traveling together.

We anticipate that it will be necessary for us to add investment professionals both to grow our business and to replace those who depart. However, the market for qualified investment professionals is extremely competitive and we may not succeed in recruiting additional personnel or we may fail to effectively replace current personnel who depart with qualified or effective successors. Our efforts to retain and attract investment professionals may also result in significant additional expenses, which could adversely affect our profitability or result in an increase in the portion of our performance fees that we grant to our investment professionals.

Our failure to appropriately address conflicts of interest could damage our reputation and adversely affect our business.

As we have expanded and as we continue to expand the number and scope of our business, we increasingly confront potential conflicts of interest relating to our funds’ investment activities. Certain of our funds may have overlapping investment objectives, including funds that have different fee structures, and potential conflicts may arise with respect to our decisions regarding how to allocate investment opportunities among those funds. For example, a decision to receive material non-public information about a company while pursuing an investment opportunity for a particular fund gives rise to a potential conflict of interest when it results in our having to restrict the ability of other funds to take any action.

In most cases, Medley is permitted to co-invest among our private funds, our SMAs, our public business development companies and other advisory clients pursuant to an exemptive order issued by the SEC. We have adopted an order aggregation and trade allocation policy designed to ensure that all of our clients are treated fairly and to prevent this form of conflict from influencing the allocation of investment opportunities among clients. Allocations will generally be made pro rata principally based on each fund or advisory client's capital available for investment. It is Medley's policy to base its determinations as to the amounts of capital available for investment on such factors as: the amount of cash on hand, existing capital commitments and reserves, if any, the targeted leverage level, the targeted asset mix and diversification requirements and other investment policies and restrictions or otherwise imposed by applicable laws, rules, regulations or interpretations.

We may also cause different funds to invest in a single investee company, for example, where the fund that made an initial investment no longer has capital available to invest. We may also cause different funds that we advise to purchase different classes of investments or securities in the same investee company. For example, certain of our funds hold minority equity interests, or have the right to acquire such equity interests, in some of our investee companies. As a result, we may face conflicts of interests in connection with making business decisions for these investee companies to the extent that such decisions affect the debt and equity holders in these investee companies differently. In addition, we may face conflicts of interests in connection with making investment or other decisions, including granting loan waivers or concessions with respect to these investee companies given that we also manage private funds that may hold equity interests in these investee companies. In addition, conflicts of interest may exist in the valuation of our investments and regarding decisions about the allocation of specific investment opportunities among us and our funds and the allocation of fees and costs among us and our funds. Though we believe we have developed appropriate policies and procedures to resolve these conflicts, our judgment on any particular allocation could be challenged. If we fail to appropriately address any such conflicts, it could negatively impact our reputation and ability to raise additional funds and the willingness of counterparties to do business with us or result in potential litigation against us.

Rapid growth of our business may be difficult to sustain and may place significant demands on our administrative, operational and financial resources.

Our assets under management have grown significantly in the past and we are pursuing further growth. Our rapid growth has placed, and planned growth, if successful, will continue to place, significant demands on our legal, compliance, accounting and operational infrastructure, and has increased expenses associated with all of the foregoing. In addition, we are required to continuously develop our systems and infrastructure in response to the increasing sophistication of the investment management market and legal, accounting, regulatory and tax developments. Our future growth will depend in part on our ability to maintain an operating platform and management system sufficient to address our growth and will require us to incur significant additional expenses and to commit additional senior management and operational resources. As a result, we face significant challenges:

•	in maintaining adequate financial, regulatory (legal, tax and compliance) and business controls;

•	in implementing new or updated information and financial systems and procedures; and

•	in training, managing and appropriately sizing our work force and other components of our business on a timely and cost-effective basis.

We may not be able to manage our expanding operations effectively or be able to continue to grow, and any failure to do so could adversely affect our ability to generate revenue and control our expenses.

We may enter into new lines of business and expand into new investment strategies, geographic markets and business, each of which may result in additional risks and uncertainties in our businesses.

We intend to grow our business by increasing assets under management in existing business and, if market conditions warrant, by expanding into complementary investment strategies, geographic markets and businesses. Accordingly, we may pursue growth through acquisitions of other investment management companies, acquisitions of critical business partners or other strategic initiatives, which may include entering into new lines of business. Attempts to expand our business involve a number of special risks, including some or all of the following:

•	the required investment of capital and other resources;

•	the assumption of liabilities in any acquired business;

•	the disruption of our ongoing business;

•	entry into markets or lines of business in which we may have limited or no experience;

•	increasing demands on our operational and management systems and controls;

•	compliance with additional regulatory requirements;

•	potential increase in investor concentration; and

•	the broadening of our geographic footprint, increasing the risks associated with conducting operations in certain foreign jurisdictions where we currently have no presence.

Entry into certain lines of business may subject us to new laws and regulations with which we are not familiar, or from which we are currently exempt, and may lead to increased litigation and regulatory risk. If a new business does not generate sufficient revenues or if we are unable to efficiently manage our expanded operations, our results of operations will be adversely affected. Our strategic initiatives may include joint ventures, in which case we will be subject to additional risks and uncertainties in that we may be dependent upon, and subject to liability, losses or reputational damage relating to systems, controls and personnel that are not under our control. Because we have not yet identified these potential new investment strategies, geographic markets or lines of business, we cannot identify for you all the risks we may face and the potential adverse consequences on us and your investment that may result from any attempted expansion.

Extensive regulation affects our activities, increases the cost of doing business and creates the potential for significant liabilities and penalties that could adversely affect our business and results of operations.

Our business is subject to extensive regulation, including periodic examinations, by governmental agencies and self-regulatory organizations in the jurisdictions in which we operate. The SEC oversees the activities of our subsidiaries that are registered investment advisers under the Investment Advisers Act. In addition, we regularly rely on exemptions from various requirements of the Securities Act, the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Investment Company Act, the Commodity Exchange Act and the U.S. Employee Retirement Income Security Act of 1974. These exemptions are sometimes highly complex and may in certain circumstances depend on compliance by third parties who we do not control. If for any reason these exemptions were to be revoked or challenged or otherwise become unavailable to us, we could be subject to regulatory action or third-party claims, which could have a material adverse effect on our business.

The SEC has indicated that investment advisers who receive transaction-based compensation for investment banking or acquisition activities relating to fund investee companies may be required to register as broker-dealers. Specifically, the SEC staff has noted that if a firm receives fees from a fund investee company in connection with the acquisition, disposition or recapitalization of such investee company, such activities could raise broker-dealer concerns under applicable regulations related to broker dealers. If we receive such transaction fees and the SEC takes the position that such activities render us a “broker” under the applicable rules and regulations of the Exchange Act, we could be subject to additional regulation. If receipt of transaction fees from an investee company is determined to require a broker-dealer license, receipt of such transaction fees in the past or in the future during any time when we did not or do not have a broker-dealer license could subject us to liability for fines, penalties, damages or other remedies.

Since 2010, certain states and other regulatory authorities have begun to require investment managers to register as lobbyists in connection with their solicitation of commitments from governmental entities, including state and municipal pension funds. We have registered as such in a number of jurisdictions, including California and New York. Other states or municipalities may consider similar legislation or adopt regulations or procedures with similar effect. These registration requirements impose significant compliance obligations and restrictions on registered lobbyists and their employers, which may include annual registration fees, periodic disclosure reports and internal recordkeeping, and may also prohibit the payment of contingent fees.

Each of the regulatory bodies with jurisdiction over us has regulatory powers dealing with many aspects of financial services, including the authority to grant, and in specific circumstances to cancel, permissions to carry on particular activities. A failure to comply with the obligations imposed by the Investment Advisers Act, including recordkeeping, advertising and operating requirements, disclosure obligations and prohibitions on fraudulent activities, could result in investigations, sanctions and reputational damage. We are involved regularly in trading activities that implicate a broad number of U.S. securities law regimes, including laws governing trading on inside information, market manipulation and a broad number of technical trading requirements that implicate fundamental market regulation policies. Violation of these laws could result in severe restrictions on our activities and damage to our reputation.

Our failure to comply with applicable laws or regulations could result in fines, censure, suspensions of personnel or other sanctions, including revocation of the registration of our relevant subsidiaries as investment advisers or registered broker-dealers. The regulations to which our business is subject are designed primarily to protect investors in our funds and to ensure the integrity of the financial markets. They are not designed to protect our stockholders. Even if a sanction imposed against us, one of our subsidiaries or our personnel by a regulator is for a small monetary amount, the adverse publicity related to the sanction could harm our reputation, which in turn could have a material adverse effect on our business in a number of ways, making it harder for us to raise new funds and discouraging others from doing business with us.

Failure to comply with “pay to play” regulations implemented by the SEC and certain states, and changes to the “pay to play” regulatory regimes, could adversely affect our business.

In recent years, the SEC and several states have initiated investigations alleging that certain private equity firms and hedge funds or agents acting on their behalf have paid money to current or former government officials or their associates in exchange for improperly soliciting contracts with state pension funds. In June 2010, the SEC approved Rule 206(4)-5 under the Investment Advisers Act regarding “pay to play” practices by investment advisers involving campaign contributions and other payments to government officials able to exert influence on potential government entity clients. Among other restrictions, the rule prohibits investment advisers from providing advisory services for compensation to a government entity for two years, subject to very limited exceptions, after the investment adviser, its senior executives or its personnel involved in soliciting investments from government entities make contributions to certain candidates and officials in a position to influence the hiring of an investment adviser by such government entity. Advisers are required to implement compliance policies designed, among other matters, to track contributions by certain of the adviser’s employees and engagements of third parties that solicit government entities and to keep certain records to enable the SEC to determine compliance with the rule. In addition, there have been similar rules on a state level regarding “pay to play” practices by investment advisers.

As a number of public pension plans are investors in our funds, these rules could impose significant economic sanctions on our business if we or one of the other persons covered by the rules make any such contribution or payment, whether or not material or with an intent to secure an investment from a public pension plan. In addition, such investigations may require the attention of senior management and may result in fines or forfeitures of fees paid and an obligation to provide services without payment of fees if any of our funds are deemed to have violated any regulations, thereby imposing additional expenses on us. Any failure on our part to comply with these rules could cause us to lose compensation for our advisory services or expose us to significant penalties and reputational damage.

New or changed laws or regulations governing our funds’ operations and changes in the interpretation thereof could adversely affect our business.

The laws and regulations governing the operations of our funds, as well as their interpretation, may change from time to time, and new laws and regulations may be enacted. Accordingly, any change in these laws or regulations, changes in their interpretation, or newly enacted laws or regulations and any failure by our funds to comply with these laws or regulations, could require changes to certain of our business practices, negatively impact our operations, assets under management or financial condition, impose additional costs on us or otherwise adversely affect our business. See “Business - Regulatory and Compliance Matters” for a discussion of our regulatory and compliance environment. The following includes the most significant regulatory risks facing our business:

•	Changes in capital requirements may increase the cost of our financing

If regulatory capital requirements - whether under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), Basel III, or other regulatory action - were to be imposed on our funds, they may be required to limit, or increase the cost of, financing they provide to others. Among other things, this could potentially require our funds to sell assets at an inopportune time or price, which could negatively impact our operations, assets under management or financial condition.

•
The imposition of additional legal or regulatory requirements could make compliance more difficult and expensive, affect the manner in which we conduct our business and adversely affect our profitability

In July 2010, President Obama signed into law the Dodd-Frank Act. The Dodd-Frank Act, among other things, imposes significant new regulations on nearly every aspect of the U.S. financial services industry, including new registration, recordkeeping and reporting requirements on private fund investment advisers. Importantly, while several key aspects of the Dodd-Frank Act have been defined through final rules, many aspects will be implemented by various regulatory bodies over the next several years. While we already have several subsidiaries registered as investment advisers subject to SEC examinations, the imposition of any additional legal or regulatory requirements could make compliance more difficult and expensive, affect the manner in which we conduct our business and adversely affect our profitability.

•	The implementation of the Volcker Rule could have adverse implications on our ability to raise funds from certain entities

In December 2013, the Federal Reserve and other federal regulatory agencies adopted a final rule implementing a section of the Dodd-Frank Act that has become known as the “Volcker Rule.” The Volcker Rule generally prohibits insured banks or thrifts, any bank holding company or savings and loan holding company, any non-U.S. bank with a U.S. branch, agency or commercial lending company and any subsidiaries and affiliates of such entities, regardless of geographic location, from investing in or sponsoring “covered funds,” which include private equity funds or hedge funds and certain other proprietary activities. The effects of the Volcker Rule are uncertain but it is in any event likely to curtail various banking activities that in turn could result in uncertainties in the financial markets as well as our business. Although we do not currently anticipate that the Volcker Rule will adversely affect our fundraising to any significant extent, there is uncertainty regarding the implementation of the Volcker Rule and its practical implications, and there could be adverse implications on our ability to raise funds from the types of entities mentioned above as a result of this prohibition.

•	Increased regulation on banks’ leveraged lending activities could negatively affect the terms and availability of credit to our funds and their investee companies

In March 2013, the Office of the Comptroller of the Currency, the Department of the Treasury, the Board of Governors of the Federal Reserve System and the Federal Deposit Insurance Corporation published revised guidance regarding expectations for banks’ leveraged lending activities. This guidance, in addition to proposed Dodd-Frank risk retention rules circulated in August 2013, could further restrict credit availability, as well as potentially restrict certain of our investing activities that rely on banks’ lending activities. This could negatively affect the terms and availability of credit to our funds and their investee companies.

•	New restrictions on compensation could limit our ability to recruit and retain investment professionals

The Dodd-Frank Act authorizes federal regulatory agencies to review and, in certain cases, prohibit compensation arrangements at financial institutions that give employees incentives to engage in conduct deemed to encourage inappropriate risk-taking by covered financial institutions. Such restrictions could limit our ability to recruit and retain investment professionals and senior management executives.

Present and future BDCs for which we serve as investment adviser are subject to regulatory complexities that limit the way in which they do business and may subject them to a higher level of regulatory scrutiny.

MCC and SIC, and other BDCs for which we may serve as investment adviser in the future, operate under a complex regulatory environment. Such BDCs require the application of complex tax and securities regulations and may entail a higher level of regulatory scrutiny. In addition, regulations affecting BDCs generally affect their ability to take certain actions. For example, each of MCC and SIC has elected to be treated as a RIC for United States federal income tax purposes. To maintain their status as a RIC, such vehicles must meet, among other things, certain source of income, asset diversification and annual distribution requirements. If any of our BDCs fails to qualify for RIC tax treatment for any reason and remains or becomes subject to corporate income tax, the resulting corporate taxes could, among other things, substantially reduce such BDC’s net assets.

In addition, MCC and SIC are subject to complex rules under the Investment Company Act, including rules that restrict certain of our funds from engaging in transactions with MCC and SIC. Under the regulatory and business environment in which they operate, MCC and SIC must periodically access the capital markets to raise cash to fund new investments in excess of their repayments to grow. This results from MCC and SIC each being required to generally distribute to their respective stockholders at least 90% of its investment company taxable income to maintain its RIC status, combined with regulations under the Investment Company Act that, subject to certain exceptions, generally prohibit MCC and SIC from issuing and selling their common stock at a price below NAV per share and from incurring indebtedness (including for this purpose, preferred stock), if their asset coverage, as calculated pursuant to the Investment Company Act, equals less than 200% after such incurrence. If our BDCs are found to be in violation of the Investment Company Act, they could lose their status as BDCs. If either of our BDCs fails to continuously qualify as a BDC, such BDC might be subject to regulation as a registered closed end investment company under the 1940 Act, which would significantly decrease its operating flexibility. In addition, failure to comply with the requirements imposed on BDCs by the 1940 Act could cause the SEC to bring an enforcement action against such BDC, which could have a material adverse effect on us.

We are subject to risks in using custodians, counterparties, administrators and other agents.

Some of our funds depend on the services of custodians, counterparties, administrators, prime brokers and other agents to carry out certain financing, securities and derivatives transactions. The terms of these contracts are often customized and complex, and many of these arrangements occur in markets or relate to products that are not subject to regulatory oversight, although the Dodd-Frank Act provides for new regulation of the derivatives market. In particular, some of our funds utilize arrangements with a relatively limited number of counterparties, which has the effect of concentrating the transaction volume (and related counterparty default risk) of such funds with these counterparties.

Our funds are subject to the risk that the counterparty to one or more of these contracts defaults, either voluntarily or involuntarily, on its performance under the contract. Any such default may occur suddenly and without notice to us. Moreover, if a counterparty defaults, we may be unable to take action to cover our exposure, either because we lack contractual recourse or because market conditions make it difficult to take effective action. This inability could occur in times of market stress, which is when defaults are most likely to occur.

In addition, our risk-management process may not accurately anticipate the impact of market stress or counterparty financial condition, and as a result, we may not have taken sufficient action to reduce our risks effectively. Default risk may arise from events or circumstances that are difficult to detect, foresee or evaluate. In addition, concerns about, or a default by, one large participant could lead to significant liquidity problems for other participants, which may in turn expose us to significant losses.

Although we have risk-management processes to ensure that we are not exposed to a single counterparty for significant periods of time, given the large number and size of our funds, we often have large positions with a single counterparty. For example, some of our funds have credit lines. If the lender under one or more of those credit lines were to become insolvent, we may have difficulty replacing the credit line and one or more of our funds may face liquidity problems.

In the event of a counterparty default, particularly a default by a major investment bank or a default by a counterparty to a significant number of our contracts, one or more of our funds may have outstanding trades that they cannot settle or are delayed in settling. As a result, these funds could incur material losses and the resulting market impact of a major counterparty default could harm our business, results of operation and financial condition.

In the event of the insolvency of a prime broker, custodian, counterparty or any other party that is holding assets of our funds as collateral, our funds might not be able to recover equivalent assets in full as they will rank among the prime broker’s, custodian’s or counterparty’s unsecured creditors in relation to the assets held as collateral. In addition, our funds’ cash held with a prime broker, custodian or counterparty generally will not be segregated from the prime broker’s, custodian’s or counterparty’s own cash, and our funds may therefore rank as unsecured creditors in relation thereto. If our derivatives transactions are cleared through a derivatives clearing organization, the CFTC has issued final rules regulating the segregation and protection of collateral posted by customers of cleared and uncleared swaps. The CFTC is also working to provide new guidance regarding prime broker arrangements and intermediation generally with regard to trading on swap execution facilities.

The counterparty risks that we face have increased in complexity and magnitude as a result of disruption in the financial markets in recent years. For example, the consolidation and elimination of counterparties has increased our concentration of counterparty risk and decreased the universe of potential counterparties. Our funds are generally not restricted from dealing with any particular counterparty or from concentrating any or all of their transactions with a single counterparty. In addition, counterparties have generally reacted to recent market volatility by tightening their underwriting standards and increasing their margin requirements for all categories of financing, which has the result of decreasing the overall amount of leverage available and increasing the costs of borrowing.

A portion of our revenue and cash flow is variable, which may impact our ability to achieve steady earnings growth on a quarterly basis.

We believe that base management fees are consistent and predictable. For all periods presented, over 40% of total revenues was derived from base management fees. Due to our investment strategy and the nature of our fees, a portion of our revenue and cash flow is variable, due primarily to the fact that the performance fees from our long-dated private funds and SMAs can vary from quarter to quarter and year to year. For the years ended December 31, 2016 and 2014, performance fees were 3% of our total revenues. For the year ended December 31, 2015, total revenues of $67.4 million included a reversal of performance fees of $15.7 million. Additionally, we may also experience fluctuations in our results from quarter to quarter and year to year due to a number of other factors, including changes in the values of our funds’ investments, changes in our operating expenses, the degree to which we encounter competition and general economic and market conditions. Such variability may cause our results for a particular period not to be indicative of our performance in a future period.

We may be subject to litigation risks and may face liabilities and damage to our professional reputation as a result.

In recent years, the volume of claims and amount of damages claimed in litigation and regulatory proceedings against investment managers have been increasing. We make investment decisions on behalf of investors in our funds that could result in substantial losses. This may subject us to the risk of legal liabilities or actions alleging negligent misconduct, breach of fiduciary duty or breach of contract. Further, we may be subject to third-party litigation arising from allegations that we improperly exercised control or influence over portfolio investments. In addition, we and our affiliates that are the investment managers and general partners of our funds, our funds themselves and those of our employees who are our, our subsidiaries’ or the funds’ officers and directors are each exposed to the risks of litigation specific to the funds’ investment activities and investee companies and, in the case where our funds own controlling interests in public companies, to the risk of shareholder litigation by the public companies’ other shareholders. Moreover, we are exposed to risks of litigation or investigation by investors or regulators relating to our having engaged, or our funds having engaged, in transactions that presented conflicts of interest that were not properly addressed.

Legal liability could have a material adverse effect on our business, financial condition or results of operations or cause reputational harm to us, which could harm our business. We depend to a large extent on our business relationships and our reputation for integrity and high-caliber professional services to attract and retain investors and to pursue investment opportunities for our funds. As a result, allegations of improper conduct by private litigants or regulators, whether the ultimate outcome is favorable or unfavorable to us, as well as negative publicity and press speculation about us, our investment activities or the investment industry in general, whether or not valid, may harm our reputation, which may be damaging to our business.

Employee misconduct could harm us by impairing our ability to attract and retain investors and subjecting us to significant legal liability, regulatory scrutiny and reputational harm. Fraud and other deceptive practices or other misconduct at our investee companies could similarly subject us to liability and reputational damage and also harm our business.

Our ability to attract and retain investors and to pursue investment opportunities for our funds depends heavily upon the reputation of our professionals, especially our senior professionals. We are subject to a number of obligations and standards arising from our investment management business and our authority over the assets managed by our investment management business. The violation of these obligations and standards by any of our employees could adversely affect investors in our funds and us. Our business often requires that we deal with confidential matters of great significance to companies in which our funds may invest.

If our employees were to use or disclose confidential information improperly, we could suffer serious harm to our reputation, financial position and current and future business relationships. It is not always possible to detect or deter employee misconduct, and the extensive precautions we take to detect and prevent this activity may not be effective in all cases. If one or more of our employees were to engage in misconduct or were to be accused of such misconduct, our business and our reputation could be adversely affected and a loss of investor confidence could result, which would adversely impact our ability to raise future funds.

In addition, we could be adversely affected as a result of actual or alleged misconduct by personnel of investee companies in which our funds invest. For example, failures by personnel at our investee companies to comply with anti-bribery, trade sanctions or other legal and regulatory requirements could expose us to litigation or regulatory action and otherwise adversely affect our business and reputation. Such misconduct could undermine our due diligence efforts with respect to such companies and could negatively affect the valuation of a fund’s investments.

Our substantial indebtedness could adversely affect our financial condition, our ability to pay our debts or raise additional capital to fund our operations, our ability to operate our business and our ability to react to changes in the economy or our industry and could divert our cash flow from operations for debt payments.

We have a significant amount of indebtedness. As of December 31, 2016, our total indebtedness, excluding unamortized discount, was approximately $108.4 million. In January and February 2017, we issued additional senior unsecured debt in the amount of $69.0 million. The net proceeds of which were used to repay the remaining outstanding indebtedness under our Term Loan Facility and we intend to use the remainder for general corporate purposes. As of February 28, 2017, our total indebtedness, excluding unamortized discount, was approximately $122.6 million. Our substantial debt obligations could have important consequences, including:

•
requiring a substantial portion of cash flow from operations to be dedicated to the payment of principal and interest on our indebtedness, thereby reducing our ability to use our cash flow to fund our operations and pursue future business opportunities;

•
exposing us to increased interest expense, as our degree of leverage may cause the interest rates of any future indebtedness (whether fixed or floating rate interest) to be higher than they would be otherwise;

•	exposing us to the risk of increased interest rates because certain of our indebtedness is at variable rates of interest;

•
making it more difficult for us to satisfy our obligations with respect to our indebtedness, and any failure to comply with the obligations of any of our debt instruments, including restrictive covenants, could result in an event of default that accelerates our obligation to repay indebtedness;

•	increasing our vulnerability to adverse economic, industry or competitive developments;

•	restricting us from making strategic acquisitions or causing us to make non-strategic divestitures;

•	limiting our ability to obtain additional financing for working capital, product development, satisfaction of debt service requirements, acquisitions and general corporate or other purposes; and

•
limiting our flexibility in planning for, or reacting to, changes in our business or market conditions and placing us at a competitive disadvantage compared to our competitors who may be better positioned to take advantage of opportunities that our leverage prevents us from exploiting.

Our Revolving Credit Facility imposes significant operating and financial restrictions on us and our subsidiaries, which may prevent us from capitalizing on business opportunities.

The credit agreement that governs our Revolving Credit Facility imposes significant operating and financial restrictions on us. These restrictions will limit our ability and/or the ability of our subsidiaries to, among other things:

•	incur additional indebtedness, make guarantees and enter into hedging arrangements;

•	create liens on assets;

•	enter into sale and leaseback transactions;

•	engage in mergers or consolidations;

•	sell assets;

•	make fundamental changes;

•	pay dividends and distributions or repurchase our capital stock;

•	make investments, loans and advances, including acquisitions;

•	engage in certain transactions with affiliates;

•	make changes in the nature of our business; and

•	make prepayments of junior debt.

In addition, the credit agreement governing our Revolving Credit Facility requires us to maintain, with respect to each four quarter period commencing with the four quarter period ending December 31, 2014, a ratio of net debt to Core EBITDA not greater than 3.5 to 1.0. The ratio of net debt to Core EBITDA in respect of the Senior Secured Credit Facilities is calculated using our standalone financial results and includes the adjustments made to calculate Core EBITDA. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Debt Instruments.”

As a result of these restrictions, we will be limited as to how we conduct our business and we may be unable to raise additional debt or equity financing to compete effectively or to take advantage of new business opportunities. The terms of any future indebtedness we may incur could include more restrictive covenants. We cannot assure you that we will be able to maintain compliance with these covenants in the future and, if we fail to do so, that we will be able to obtain waivers from the lenders and/or amend the covenants.

Our failure to comply with the restrictive covenants described above as well as other terms of our other indebtedness and/or the terms of any future indebtedness from time to time could result in an event of default, which, if not cured or waived, could result in our being required to repay these borrowings before their due date. If we are forced to refinance these borrowings on less favorable terms or are unable to refinance these borrowings, our results of operations and financial condition could be adversely affected.

Servicing our indebtedness will require a significant amount of cash. Our ability to generate sufficient cash depends on many factors, some of which are not within our control.

Our ability to make payments on our indebtedness and to fund planned capital expenditures will depend on our ability to generate cash in the future. To a certain extent, this is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. If we are unable to generate sufficient cash flow to service our debt and meet our other commitments, we may need to restructure or refinance all or a portion of our debt, sell material assets or operations or raise additional debt or equity capital. We may not be able to effect any of these actions on a timely basis, on commercially reasonable terms or at all, and these actions may not be sufficient to meet our capital requirements. In addition, the terms of our existing or future debt arrangements may restrict us from effecting any of these alternatives.

Despite our current level of indebtedness, we may be able to incur substantially more debt and enter into other transactions, which could further exacerbate the risks to our financial condition described above.

We may be able to incur significant additional indebtedness in the future. Although the credit agreement that governs our Revolving Credit Facility contains restrictions on the incurrence of additional indebtedness and entering into certain types of other transactions, these restrictions are subject to a number of qualifications and exceptions. Additional indebtedness incurred in compliance with these restrictions could be substantial. These restrictions also do not prevent us from incurring obligations, such as trade payables, that do not constitute indebtedness as defined under our debt instruments. To the extent new debt is added to our current debt levels, the substantial leverage risks described in the preceding three risk factors would increase.

Operational risks may disrupt our business, result in losses or limit our growth.

Our business relies heavily on financial, accounting and other information systems and technology. We face various security threats, including cyber security attacks to our information technology infrastructure and attempts to gain access to our proprietary information, destroy data or disable, degrade or sabotage our systems. These security threats could originate from a wide variety of sources, including unknown third parties outside of Medley. Although we have not yet been subject to cyber-attacks or other cyber incidents and we utilize various procedures and controls to monitor and mitigate these threats, there can be no assurance that these procedures and controls will be sufficient to prevent disruptions to our systems. If any of these systems do not operate properly or are disabled for any reason or if there is any unauthorized disclosure of data, whether as a result of tampering, a breach of our network security systems, a cyber-incident or attack or otherwise, we could suffer financial loss, a disruption of our business, liability to our funds, regulatory intervention or reputational damage.

In addition, our information systems and technology may not continue to be able to accommodate our growth, and the cost of maintaining the systems may increase from its current level. Such a failure to accommodate growth, or an increase in costs related to the information systems, could have a material adverse effect on our business and results of operations.

Furthermore, we depend on our offices in New York and San Francisco, where a substantial portion of our personnel are located, for the continued operation of our business. An earthquake or other disaster or a disruption in the infrastructure that supports our business, including a disruption involving electronic communications or other services used by us or third parties with whom we conduct business, or directly affecting our headquarters, could have a material adverse effect on our ability to continue to operate our business without interruption. Although we have disaster recovery programs in place, these may not be sufficient to mitigate the harm that may result from such a disaster or disruption. In addition, insurance and other safeguards might only partially reimburse us for our losses, if at all.

Finally, we rely on third-party service providers for certain aspects of our business, including for certain information systems, technology and administration of our funds and compliance matters. Any interruption or deterioration in the performance of these third parties or failures of their information systems and technology could impair the quality of our funds’ operations and could impact our reputation, adversely affect our business and limit our ability to grow.

We are an emerging growth company, and intend to take advantage of exemptions from various reporting requirements.

We are an emerging growth company and, for as long as we continue to be an emerging growth company, we currently intend to take advantage of exemptions from various reporting requirements applicable to other public companies but not to emerging growth companies, including, but not limited to, not being required to have our independent registered public accounting firm audit our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our registration statements and periodic reports. We could be an emerging growth company until December 31, 2021. We will cease to be an emerging growth company upon the earliest of: (i) December 31, 2021; (ii) the first fiscal year after our annual gross revenues are $1.0 billion or more; (iii) the date on which we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt securities; or (iv) the end of any fiscal year in which the aggregate worldwide market value of the voting and non-voting common equity held by non-affiliates (or public float) exceeds $700 million as of the last day of our then most recently completed second fiscal quarter.

Under the JOBS Act, emerging growth companies can also delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have irrevocably elected not to avail ourselves of this accommodation allowing for delayed adoption of new or revised accounting standards and, therefore, we will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud.

Effective internal controls over financial reporting are necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation could cause us to fail to meet our reporting obligations. In addition, any testing by us conducted in connection with Section 404 of the Sarbanes Oxley Act of 2002, or any subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses or that may require prospective or retroactive changes to our financial statements or identify other areas for further attention or improvement.

We are required to disclose changes made in our internal controls and procedures on a quarterly basis and our management is required to assess the effectiveness of these controls annually. However, our independent registered public accounting firm is not required to formally attest to the effectiveness of our internal control over financial reporting until the first annual report required to be filed with the SEC following the date we are no longer an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. We cannot assure you that there will not be material weaknesses or significant deficiencies in our internal controls in the future. Matters impacting our internal controls may cause us to be unable to report our financial information on a timely basis and thereby subject us to adverse regulatory consequences, including sanctions by the SEC or violations of applicable stock exchange listing rules. Confidence in the reliability of our financial statements also would suffer if we or our independent registered public accounting firm were to report a material weakness in our internal controls over financial reporting.

Our tax treatment depends on our status as a partnership for United States federal and state income tax purposes. If the Internal Revenue Service (“IRS”) were to treat us as a corporation for United States federal income tax purposes, which would subject us to entity-level taxation, or if we were subjected to a material amount of additional entity-level taxation by individual states, then our cash available for payments on our debt obligations could be substantially reduced.

It is possible, in certain circumstances, for us to be taxed as a corporation for United States federal income tax purposes. Although we do not believe that we are or will be (or should have been) so treated, if we were treated as a “publicly traded partnership,” we might be taxed as a corporation for United States federal income tax purposes. If we were taxed as a corporation for United States federal income tax purposes, we would pay United States federal income tax on our taxable income at the corporate tax rate, which is currently a maximum of 35%, and would likely pay state and local income tax at varying rates. Therefore, our treatment as a corporation would result in a material reduction in its anticipated cash flow and could materially adversely affect its ability to make payments on our debt obligations. In addition, changes in current state law may subject us to additional entity-level taxation by individual states. Because of widespread state budget deficits and other reasons, several states are evaluating ways to subject partnerships to entity-level taxation through the imposition of state income, franchise and other forms of taxation. Imposition of any such taxes may substantially reduce our cash available for payments on debt obligations.

Recent legislation could subject us to federal income tax liability.

Pursuant to the Bipartisan Budget Act of 2015, for tax years beginning after December 31, 2017, if the IRS makes audit adjustments to our federal income tax returns, it may assess and collect any taxes (including any applicable penalties and interest) resulting from such audit adjustment directly from us. If, as a result of any such audit adjustment, we are required to make payments of taxes, penalties and interest, our cash available for payments on our debt obligations may be substantially reduced. These rules are not applicable to us for tax years beginning on or prior to December 31, 2017.

Although the Notes are listed on the NYSE, an active trading market for the Notes may not develop, which could limit the market price of the Notes or your ability to sell them.

Although the Notes are listed on the NYSE, we cannot provide any assurances that an active trading market will develop or be sustained for the Notes or that you will be able to sell your Notes. The market price of the Notes may decline depending on prevailing interest rates, the market for similar securities, our credit ratings, general economic conditions, our financial condition, performance and prospects and other factors. We cannot assure you that a liquid trading market will develop or be sustained for the Notes, that you will be able to sell your Notes at a particular time or that the price you receive when you sell will be favorable. To the extent an active trading market does not develop, the liquidity and trading price for the Notes may be harmed.

A downgrade, suspension or withdrawal of the credit rating assigned by a rating agency to us or the Notes, if any, or change in the debt markets could cause the liquidity or market value of the Notes to decline significantly.

Any credit ratings assigned by a rating agency to us are an assessment by rating agencies of our ability to pay our debts when due. Consequently, real or anticipated changes in our credit ratings will generally affect the market value of the Notes. These credit ratings may not reflect the potential impact of risks relating to the structure or marketing of the Notes. Credit ratings are not a recommendation to buy, sell or hold any security, and may be revised or withdrawn at any time by the issuing organization in its sole discretion. Neither we nor any agent undertakes any obligation to maintain any credit ratings assigned to us or the Notes or to advise holders of Notes of any changes in our credit ratings. The conditions of the financial markets and prevailing interest rates have fluctuated in the past and are likely to fluctuate in the future, which could have an adverse effect on the market prices of the Notes.

Item 1B.     Unresolved Staff Comments

None.

Item 2.     Properties

Our principal executive offices are located in leased office space at 280 Park Avenue, New York, New York, 10017. We also lease the space of our other office in San Francisco. We do not own any real property. We consider these facilities to be suitable and adequate for the management and operation of our business.

Item 3.     Legal Proceedings

From time to time, we are involved in various legal proceedings, lawsuits and claims incidental to the conduct of our business. Our business is also subject to extensive regulation, which may result in regulatory proceedings against us. Except as described below, we are not currently party to any material legal proceedings.

MCC Advisors LLC was named as a defendant in a lawsuit on May 29, 2015, by Moshe Barkat and Modern VideoFilm Holdings, LLC (“MVF Holdings”) against MCC, MOF II, MCC Advisors LLC, Deloitte Transactions and Business Analytics LLP A/K/A Deloitte ERG (“Deloitte”), Scott Avila (“Avila”), Charles Sweet, and Modern VideoFilm, Inc. (“MVF”). The lawsuit is pending in the California Superior Court, Los Angeles County, Central District, as Case No. BC 583437. The lawsuit was filed after MCC, as agent for the lender group, exercised remedies following a series of defaults by MVF and MVF Holdings on a secured loan with an outstanding balance at the time in excess of $65 million. The lawsuit sought damages in excess of $100 million. Deloitte and Avila have settled the claims against them in exchange for payment of $1.5 million. Following a separate lawsuit by Mr. Barkat against MVF’s D&O insurance carrier, the carrier, Charles Sweet and MVF have settled the claims against them. On June 6, 2016, the court granted the defendants’ demurrers on several counts and dismissed Mr. Barkat’s claims with prejudice except with respect to his claim for intentional interference with contract. MCC and the other defendants continue to dispute the remaining allegations and are vigorously defending the lawsuit while pursuing affirmative counterclaims against Mr. Barkat and MVF Holdings. On August 29, 2016, MVF Holdings filed another lawsuit in the California Superior Court, Los Angeles County, Central District, as Case No. BC 631888 (the “Derivative Action”), naming MCC Advisors LLC and certain of Medley’s employees as defendants, among others. In the Derivative Action, MVF Holdings reasserts substantially the same claims that were previously asserted in each of their three prior complaints. MCC Advisors LLC and the other defendants believe the outstanding claims for alleged interference with Mr. Barkat’s employment contract, and the other causes of action asserted in the Derivative Action are without merit and all defendants intend to continue to assert a vigorous defense.

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

Medley Capital LLC v. CK Pearl Fund, Ltd., filed on November 28, 2016, in the Grand Court of the Cayman Islands in the Financial Services Division, as Cause No. FSD 196 of 2016. On November 28, 2016, Medley Capital LLC commenced a lawsuit against CK Pearl Fund Ltd. seeking declaratory relief with respect its right to indemnification in connection with the Rothstein litigation and advancement of its expenses in connection with defending the same. CK Pearl Fund Ltd. has indicated that it is prepared to acknowledge Medley Capital LLC's right to advancement of costs and expenses defending the Rothstein litigation.

Item 4.     Mine Safety Disclosures

Not Applicable.

PART II.

Item 5.	Market For Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

There is no established public trading market for any class of our equity. Medley Management Inc. owns 100% of the voting equity interests in Medley LLC and 19.93% of the issued and outstanding LLC Units of Medley LLC. The remaining LLC Units (80.07%) are held by the Senior Management Owners. The LLC Units do not have voting rights.

Item 6.     Selected Financial Data

The following selected consolidated financial data presents selected data on the financial condition and results of operations of Medley LLC, and for periods prior to May 29, 2014, the financial condition and results of operations of Medley LLC and Medley GP Holdings. Medley LLC and Medley GP Holdings are considered the predecessor of Medley LLC for accounting purposes, and its consolidated financial statements are the historical financial statements of Medley Management Inc. During fiscal year 2015, we adopted new consolidation guidance which resulted in the deconsolidation of our Consolidated Funds, effective January 1, 2015. Prior to January 1, 2015, we consolidated certain funds in our consolidated financial statements which had a significant gross-up effect on our assets, liabilities and cash flows but no effect on the net income attributable to Medley LLC. This financial data should be read together with “Management's Discussion and Analysis of Financial Condition and Results of Operations” and the historical financial statements and related notes thereto included in this Form 10-K.

We derived the following selected consolidated financial data of Medley LLC as of December 31, 2016 and 2015 and for the years ended December 31, 2016, 2015 and 2014 from the audited consolidated financial statements included in this Form 10-K. The following selected consolidated statement of operations data for the years ended December 31, 2013 and 2012 and the selected financial condition data as of December 31, 2014, 2013 and 2012 were derived from our audited consolidated financial statements which are not included in this report and were included in our prospectus dated February 16, 2017, filed pursuant to Rule 424(b) of the Securities Act on February 17, 2017 (the “Prospectus”).

For periods prior to the reorganization and IPO of Medley Management Inc. on September 29, 2014, all payments made to our senior professionals who are members of Medley LLC, including guaranteed payments, were reflected as distributions from members' capital. Subsequent to the reorganization and IPO of Medley Management Inc., all guaranteed payments made to our senior professionals who are members of Medley LLC are recognized as compensation expense.

Our historical results are not necessarily indicative of the results expected for any future period.

	For the Years Ended December 31,
	2016	2015	2014	2013	2012
	(Amounts in thousands except share and per share amounts)
Statement of Operations Data:
Revenues
Management fees	$65,496	$75,675	$61,252	$36,446	$25,325
Performance fees	2,421	(15,685)	2,050	2,412	765
Other revenues and fees	8,111	7,436	8,871	5,011	2,152
Total revenues	76,028	67,426	72,173	43,869	28,242

Expenses
Compensation and benefits	27,800	26,768	20,322	13,712	11,477
Performance fee compensation	(319)	(8,049)	(1,543)	7,192	5,148
Consolidated Funds expenses	—	—	1,670	1,225	1,653
General, administrative and other expenses	28,540	16,836	16,312	12,655	9,679
Total expenses	56,021	35,555	36,761	34,784	27,957

Other income (expense)
Dividend income	1,304	886	886	886	245
Interest expense	(9,226)	(8,469)	(5,520)	(1,479)	(831)
Other income (expenses), net	(1,070)	(1,641)	(1,773)	(483)	(552)
Interest and other income of Consolidated Funds	—	—	71,468	52,550	39,001
Interest expense of Consolidated Funds	—	—	(9,951)	(2,638)	(2,666)
Net realized gain (loss) on investments of Consolidated Funds	—	—	789	(16,080)	(1,600)
Net change in unrealized appreciation (depreciation) on investments of Consolidated Funds	—	—	(20,557)	(3,361)	(10,103)
Net change in unrealized depreciation (appreciation) on secured borrowings of Consolidated Funds	—	—	1,174	(306)	787
Total other income (expense), net	(8,992)	(9,224)	36,516	29,089	24,281
Income (loss) before income taxes	11,015	22,647	71,928	38,174	24,566
Provision for (benefit from) income taxes	464	392	1,854	1,639	1,087
Net income (loss)	10,551	22,255	70,074	36,535	23,479
Net income attributable to non-controlling interests in Consolidated Funds	—	—	29,717	12,898	11,561
Net income (loss) attributable to redeemable non-controlling interests and non-controlling interests in consolidated subsidiaries	2,549	(885)	1,933	—	—
Net income attributable to Medley LLC	$8,002	$23,140	$38,424	$23,637	$11,918

	As of December 31,
	2016	2015	2014	2013	2012
	(Amounts in thousands)
Statement of Balance Sheet Data:
Assets
Cash and cash equivalents	$49,566	$71,300	$86,006	$5,395	$1,292
Restricted cash equivalents	4,897	—	—	—	—
Investments, at fair value	31,904	16,360	9,901	10,173	9,929
Management fees receivable	12,630	16,172	15,173	8,921	4,672
Performance fees receivable	4,961	2,518	5,573	3,339	928
Other assets	17,004	11,797	6,889	5,308	3,530

Assets of Consolidated Funds:
Cash and cash equivalents	—	—	38,111	60,355	74,133
Investments, at fair value	—	—	734,870	453,396	356,619
Interest and dividends receivable	—	—	6,654	2,969	3,100
Other assets	—	—	3,681	436	229
Total assets	$120,962	$118,147	$906,858	$550,292	$454,432

Liabilities and Equity
Loans payable	$52,178	$100,871	$100,885	$27,990	$6,514
Senior unsecured debt	49,793	—	—	—	—
Accounts payable, accrued expenses and other liabilities	36,193	34,223	25,540	17,613	12,666
Performance fee compensation payable	985	1,823	11,807	16,225	10,858

Liabilities of Consolidated Funds:
Accounts payable, accrued expenses and other liabilities	—	—	5,767	1,325	1,084
Secured borrowings	—	—	141,135	41,178	16,374
Total liabilities	139,149	136,917	285,134	104,331	47,496

Redeemable Non-controlling Interests	30,805	—	—	—	—

Equity
Non-controlling interests in Consolidated Funds	—	—	625,548	464,475	407,353
Accumulated other comprehensive income (loss)	166	—	—	—	—
Non-controlling interests in consolidated subsidiaries	(1,717)	(459)	1,526	40	40
Member's deficit	(47,441)	(18,311)	(5,350)	(18,554)	(457)
Total equity (deficit)	(48,992)	(18,770)	621,724	445,961	406,936
Total liabilities, redeemable non-controlling interests and equity	$120,962	$118,147	$906,858	$550,292	$454,432

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our audited consolidated financial statements and related notes as of December 31, 2016 and 2015 and for the years ended December 31, 2016, 2015 and 2014 included in this Form 10-K.

Overview

We are an asset management firm offering yield solutions to retail and institutional investors. We focus on credit-related investment strategies, primarily originating senior secured loans to private middle market companies in the U.S. that have revenues between $50 million and $1 billion. We generally hold these loans to maturity. Our national direct origination franchise, with over 85 people, provides capital to the middle market in the U.S. Over the past 15 years, we have provided capital to over 350 companies across 35 industries in North America.

We manage two permanent capital vehicles, both of which are BDCs, as well as long-dated private funds and SMAs, focusing on senior secured credit.

•	Permanent capital vehicles: MCC and SIC, have a total AUM of $2.5 billion as of December 31, 2016.

•	Long-dated private funds and SMAs: MOF II, MOF III, MCOF, Aspect and SMAs, have a total AUM of $2.8 billion as of December 31, 2016.

As of December 31, 2016, we had over $5.3 billion of AUM in two business development companies, MCC and SIC, as well as private investment vehicles. Our year over year AUM growth as of December 31, 2016 was 12% and was driven in large part by the growth of our long-dated private funds and SMAs. Our compounded annual AUM growth rate from December 31, 2010 through December 31, 2016 was 32% and our compounded annual Fee Earning AUM growth rate of 23%, both of which have been driven in large part by the growth in our permanent capital vehicles. Since September 2015, we received over $1.5 billion of new institutional capital commitments, bringing AUM to over $5.3 billion. Typically the investment periods of our institutional commitments range from 18 to 24 months and we expect our Fee Earning AUM to increase as capital commitments included in AUM are invested.

In general, our institutional investors do not have the right to withdraw capital commitments and, to date, we have not experienced any withdrawals of capital commitments. For a description of the risk factor associated with capital commitments, see “Risk Factors – Third-party investors in our private funds may not satisfy their contractual obligation to fund capital calls when requested, which could adversely affect a fund’s operations and performance.”

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

The significant majority of our revenue is derived from management fees, which include base management fees earned on all of our investment products as well as Part I incentive fees earned from our permanent capital vehicles and from certain of our long-dated private funds. Our base management fees are generally calculated based upon fee earning assets and paid quarterly in cash. Our Part I incentive fees are typically calculated based upon net investment income, subject to a hurdle rate, and are also paid quarterly in cash.

We also generally earn performance fees from our long-dated private funds and SMAs. Typically, these performance fees are 15.0% to 20.0% of the total return above a hurdle rate. These performance fees are accrued quarterly and paid after return of all invested capital and an amount sufficient to achieve the hurdle rate of return.

We also receive incentive fees related to realized capital gains in our permanent capital vehicles and certain of our long-dated private funds that we refer to as Part II incentive fees. Part II incentive fees are payable annually and are calculated at the end of each applicable year by subtracting (i) the sum of cumulative realized capital losses and unrealized capital depreciation from (ii) cumulative aggregate realized capital gains. If the amount calculated is positive, then the Part II incentive fee for such year is equal to 20% of such amount, less the aggregate amount of Part II incentive fees paid in all prior years. If such amount is negative, then no Part II incentive fee will be payable for such year. As our investment strategy is focused on generating yield from senior secured credit, historically we have not generated Part II incentive fees.

For the years ended December 31, 2016, 2015 and 2014, 89%, 89% and 88%, respectively, of our revenues were generated from management fees and performance fees derived primarily from net interest income on senior secured loans.

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

Registered Public Offering of Medley LLC Notes

On August 9, 2016, Medley LLC completed a public offering of $25.0 million of an aggregate principal amount of 6.875% senior notes due 2026 at a public offering price of 100% of the principal amount. On October 18, 2016, Medley LLC completed a public offering of an additional $28.6 million in aggregate principal amount of 6.875% senior notes due 2026 at a public offering price of $24.45 for each $25.00 principal amount of notes. The notes mature on August 15, 2026 and interest is payable quarterly. The notes will be redeemable in whole or in part at Medley's option on or after August 15, 2019 at a redemption price of 100% of the aggregate principal amount plus accrued and unpaid interest payments. We used the net proceeds from the offering to repay a portion of the outstanding indebtedness under our Term Loan Facility. The notes are listed on the New York Stock Exchange and trades thereon under the trading symbol “MDLX.”

On January 18, 2017, Medley LLC completed a public offering of $34.5 million in aggregate principal amount of 7.25% senior notes due 2024 at a public offering price of 100% of the principal amount of notes. On February 22, 2017, Medley LLC completed a public offering of an additional $34.5 million in aggregate principal amount of 2024 Notes at a public offering price of $25.25 for each $25.00 principal amount of notes. The notes mature on January 30, 2024 and interest is payable quarterly commencing on April 30, 2017. The notes will be redeemable in whole or in part at Medley's option on or after January 30, 2020 at a redemption price of 100% of the aggregate principal amount plus accrued and unpaid interest payments. We used the net proceeds from the offering to repay the remaining outstanding indebtedness under the Term Loan Facility and for general corporate purposes. The notes are listed on the New York Stock Exchange and trade thereon under the trading symbol “MDLQ.”

Medley LLC Reorganization

In connection with the initial public offering (“IPO”) of Medley Management Inc. on September 29, 2014, Medley LLC amended and restated its limited liability agreement to modify its capital structure by reclassifying the 23,333,333 interests held by the pre-IPO members into a single new class of units (“LLC Units”). The pre-IPO members also entered into an exchange agreement under which they (or certain permitted transferees thereof) have the right, subject to the terms of the exchange agreement, to exchange their LLC Units for shares of Medley Management Inc.’s Class A common stock on a one-for-one basis, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications. In addition, pursuant to the amended and restated limited liability agreement, Medley Management Inc. became the sole managing member of Medley LLC.

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

Our Structure

Medley LLC is a partially owned subsidiary of Medley Management Inc., a holding company whose sole asset is its controlling equity interest in Medley LLC. Medley Management Inc. owns 100% of the voting interests in Medley LLC and 19.93% of the issued and outstanding LLC Units of Medley LLC. The remaining LLC Units (80.07%) are held by the Senior Management Owners. The LLC Units do not have voting rights. Medley Management Inc. and the Senior Management Owners have also entered into an exchange agreement under which the Senior Management Owners (or certain permitted transferees) have the right (subject to the terms of the exchange agreement), to exchange their equity interests in Medley LLC for shares of Medley Management Inc.'s Class A common stock on a one-for-one basis, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications.

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

Holders of equity interests in Medley LLC (other than Medley Management Inc.) were, subject to limited exceptions, prohibited from transferring any such equity interests that were held by them as of September 23, 2014 (the date of consummation of the IPO of Medley Management Inc.), or any shares of Medley Management Inc.'s Class A common stock received upon exchange of such LLC equity interests, until September 23, 2017 without Medley Management Inc.'s consent. Thereafter and prior to September 23, 2018 and September 23, 2019, such holders may not transfer more than 33 1/3% and 66 2/3%, respectively, of the number of any shares of Medley LLC's equity interests held by them as of September 23, 2014, together with the number of any shares of Medley Management Inc.'s Class A common stock received by them upon exchange therefor, without Medley Management Inc.'s consent. While this agreement could be amended or waived by Medley Management Inc., the holders of the equity interests in Medley LLC (other than Medley Management Inc.) have advised us that they do not intend to seek any waivers of these restrictions.

The diagram below depicts our organizational structure (excluding those operating subsidiaries with no material operations or assets) as of March 15, 2017:

____________

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

(4)	Medley LLC holds 96.5% of the Class B economic interests in each of MCOF Management LLC, and Medley (Aspect) Management LLC.

(5)
Pursuant to the Master Investment Agreement among Medley LLC, Medley Seed Funding I LLC, Medley Seed Funding II LLC, Medley Seed Funding III LLC, DB MED Investor I LLC and DB MED Investor II LLC, dated June 3, 2016, Medley LLC holds 100% of the outstanding Common Interest and DB MED Investor I LLC holds 100% of the outstanding Preferred Interest in this entity.

(6)
As of March 1, 2017, certain employees, former employees and former members of Medley LLC hold approximately 40% of the limited liability company interests in MOF II GP LLC, the entity that serves as general partner of MOF II, entitling the holders to share the performance fees earned from MOF II.

(7)	Medley GP Holdings LLC holds 96.5% of the Class B economic interests in each of MCOF GP LLC, and Medley (Aspect) GP LLC.

Trends Affecting Our Business

We believe that our disciplined investment philosophy contributes to the stability of our firm’s performance. Our results of operations, including the fair value of our AUM, are affected by a variety of factors, including conditions in the global financial markets as well as economic and political environments, particularly in the U.S.

During the first half of fiscal year 2016, economic conditions continued to be unpredictable and volatile as it was during fiscal year 2015. However, during the second half of fiscal year 2016, broad economic markets showed stability and loan volumes across the lending spectrum improved. Loan funds received significant inflows while CLO issuances continued to increase in the second half of 2016. Both these factors drove significant volume in the loan market and drove pricing lower. As a result, the opportunity set for appropriate risk-adjusted investments reduced. Our platform provides us the ability to lend across the capital structure and at varying interest rates providing our firm access to a larger borrower subset over time; however, we believe the deployment of capital during fiscal year 2016, was prudent and cautious in-light of the prevailing market conditions.

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

•
The attractiveness of our product offering to investors. We believe defined contribution plans, retail investors, public institutional investors, pension funds, endowments, sovereign wealth funds and insurance companies are increasing exposure to directly originated private credit investment products to seek differentiated returns and current yield. Our permanent capital vehicles and long-dated private funds and SMAs benefit from this demand by offering institutional and retail investors the ability to invest in our private credit investment strategy. We believe that the breadth, diversity and number of investment vehicles we offer allow us to maximize our reach with investors.

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

•
Part I Incentive Fees. We also include Part I incentive fees that we receive from our permanent capital vehicles and certain of our long-dated private funds in management fees. Part I incentive fees are paid quarterly, in cash, and are driven primarily by net interest income on senior secured loans. Effective January 1, 2016, as it relates to MCC, these fees are subject to netting against realized and unrealized losses. We are primarily an asset manager of yield-oriented products and our incentive fees are primarily derived from spread income rather than trading or capital gains. In addition, we also carefully manage interest rate risk. We are generally positioned to benefit from a raising rate environment, which should benefit fees paid to us from our vehicles and funds.

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

The timing and amount of performance fees generated by our funds is uncertain. If we were to have a realization event in a particular quarter or year, it may have a significant impact on our results for that particular quarter or year that may not be replicated in subsequent periods. Refer to “Risk Factors — Risks Related to Our Business and Industry.”

Generally, if at the termination of a fund (and sometimes at interim points in the life of a fund), the fund has not achieved investment returns that (in most cases) exceed the preferred return threshold or (in all cases) the general partner receives net profits over the life of the fund in excess of its allocable share under the applicable partnership agreement, we will be obligated to repay an amount equal to the extent to which carried interest that was previously distributed to us exceeds the amounts to which we are ultimately entitled. Medley had not received any distributions of performance fees through December 31, 2016, other than tax distributions, a portion of which is subject to clawback. As of December 31, 2016, we accrued $7.1 million for clawback obligations that would need to be paid if the funds were liquidated at fair value as of the end of the reporting period. Our actual obligation, however, would not become payable or realized until the end of a fund’s life.

For any given period, performance fee revenue on our consolidated statements of operations may include reversals of previously recognized performance fees due to a decrease in the value of a particular fund that results in a decrease of cumulative performance fees earned to date. Since fund return hurdles are cumulative, previously recognized fees also may be reversed in a period of appreciation that is lower than the particular fund's hurdle rate. For the year ended December 31, 2016, we did not reverse previously recognized performance fees. For the year ended December 31, 2015, we reversed $24.0 million of previously recognized performance fees. For the year ended December 31, 2014, we reversed $4.4 million and $2.3 million of previously recognized performance fees on a standalone and consolidated basis, respectively. As of December 31, 2016, we recognized cumulative performance fees of $7.1 million.

•
Part II Incentive Fees. For our permanent capital vehicles and certain of our long-dated private funds, Part II incentive fees generally represent 20.0% of each fund’s cumulative realized capital gains (net of realized capital losses and unrealized capital depreciation). We have not received these fees historically, and do not expect such fees to be material in the future given our focus on senior secured lending.

Other Revenues and Fees. We provide administrative services to certain of our vehicles that are reported as other revenues and fees. Such fees are recognized as revenue in the period that administrative services are rendered. These fees are generally based on expense reimbursements for the portion of overhead and other expenses incurred by certain professionals directly attributable to each respective fund. These fees are reported within total revenues in our audited consolidated financial statements included in this Form 10-K.

In certain cases, the entities that receive management and incentive fees from our funds are owned by Medley LLC together with other persons. See “Critical Accounting Policies” and Note 2, “Summary of Significant Accounting Policies,” to our audited consolidated financial statements included in this Form 10-K for additional information regarding the manner in which management fees, performance fees and other fees are generated.

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

Guaranteed payments made to our senior professionals who are members of Medley LLC are recognized as compensation expense. The guaranteed payments to our Co-Chief Executive Officers are performance based and periodically set subject to maximums based on our total assets under management. Such maximums aggregated to $5.0 million, $3.0 million and $3.0 million for the years ended December 31, 2016, 2015 and 2014. Commencing with the fourth quarter of 2014 and for the years ended December 31, 2016 and 2015, neither of our Co-Chief Executive Officers received any guaranteed payments.

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

Consolidated Funds Expenses. Consolidated Funds expenses consist primarily of costs incurred by our Consolidated Funds during the year ended December 31, 2014, including professional fees, research expenses, trustee fees and other costs associated with administering these funds. These expenses are generally attributable to the related funds’ limited partners and are allocated to non-controlling interests. As such, these expenses have no material impact on the net income attributable to Medley and its consolidated subsidiaries.

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

Interest and Other Income of Consolidated Funds. Interest and other income of Consolidated Funds relates to interest and dividend income generated from the underlying investments securities. Interest and other income are recognized on an accrual basis to the extent such amounts are expected to be collected. These sources of revenue are generally attributable to the related funds’ limited partners and are allocated to non-controlling interests. As such, these sources of revenue have no direct material impact on the net income attributable to Medley Management Inc. and non-controlling interests in Medley LLC.

Interest Expense of Consolidated Funds. Interest expense of Consolidated Funds relates to interest and dividend income generated from the underlying investments securities attributable to the counterparty to the loan participations. Interest expense on secured borrowings of our Consolidated Funds is recognized on the same basis as the underlying interest and other income. As such, this interest expense has no direct material impact on the net income attributable to Medley Management Inc. and non-controlling interests in Medley LLC.

Net Realized Gain (Loss) on Investments of Consolidated Funds. Net realized gain (loss) on investments of Consolidated Funds consists of realized gains and losses arising from dispositions of investments held by our Consolidated Funds. Substantially all of the net investment gains (losses) of our Consolidated Funds are generally attributable to the related funds’ limited partners and allocated to non-controlling interests.

Net Change in Unrealized Appreciation (Depreciation) on Investments of Consolidated Funds. Net change in unrealized appreciation (depreciation) on investments of Consolidated Funds reflects both unrealized gains and losses on investments from periodic changes in fair value of investments held by our Consolidated Funds and the reversal upon disposition of investments of unrealized gains and losses previously recognized for those investments. The net change in unrealized appreciation (depreciation) on investments of Consolidated Funds is generally attributable to the related funds’ limited partners and allocated to non-controlling interests.

Net Change in Unrealized Depreciation (Appreciation) on Secured Borrowings of Consolidated Funds. Net change in unrealized depreciation (appreciation) on secured borrowings of Consolidated Funds reflects both unrealized gains and losses from periodic changes in the fair value of these secured borrowings attributable to loan participations of our Consolidated Funds and the reversal upon repayments of these secured borrowings of unrealized gains and losses previously recognized for these secured borrowings. The net change in unrealized depreciation (appreciation) on secured borrowings of Consolidated Funds is attributable to the counterparty to the loan participations. As such, these unrealized gains and losses have no material impact on the net income attributable to Medley Management Inc. and non-controlling interests in Medley LLC.

Provision for (Benefit From) Income Taxes. We are treated as a partnership for income tax purposes and are therefore not subject to U.S. federal, state and local corporate income taxes. The Company is subject to New York City unincorporated business tax attributable to taxable income allocable to New York City.

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

 Net Income Attributable to Non-Controlling Interests in Consolidated Funds. Net income (loss) attributable to non-controlling interests in Consolidated Funds represents the ownership interests that third parties hold in Consolidated Funds that are consolidated in our financial statements.

Net Income (Loss) Attributable to Redeemable Non-Controlling Interests and Non-Controlling Interests in Consolidated Subsidiaries. Net income (loss) attributable to redeemable non-controlling interests and non-controlling interests in consolidated subsidiaries represents the ownership interests that third parties hold in our consolidated subsidiaries.

Our private funds are closed-end funds, and accordingly do not permit investors to redeem their interests other than in limited circumstances that are beyond our control, such as instances in which retaining the limited partnership interest could cause the limited partner to violate a law, regulation or rule. In addition, SMAs for a single investor may allow such investor to terminate the investment management agreement at the discretion of the investor pursuant to the terms of the applicable documents. We manage assets for MCC and SIC, both of which are BDCs. The capital managed by MCC and SIC is permanently committed to these funds and cannot be redeemed by investors.

Managing Business Performance

Non-GAAP Financial Information

In addition to analyzing our results on a GAAP basis, management also makes operating decisions and assesses business performance based on the financial and operating metrics and data that are presented without the impact of consolidation of any funds. Core Net Income, Core EBITDA, Core Net Income Per Share and Core Net Income Margin are non-GAAP financial measures that are used by management to assess the performance of our business. There are limitations associated with the use of non-GAAP financial measures as compared to the use of the most directly comparable U.S. GAAP financial measure and these measures supplement and should be considered in addition to and not in lieu of the results of operations discussed further under ‘‘— Results of Operations,’’ which are prepared in accordance with U.S. GAAP. Furthermore, such measures may be inconsistent with measures presented by other companies. For a reconciliation of these measures to the most comparable measure in accordance with U.S. GAAP, see ‘‘— Reconciliation of Certain Non-GAAP Performance Measures to Consolidated U.S. GAAP Financial Measures.’’

Core Net Income. Core Net Income is an income measure that is used by management to assess the performance of our business through the removal of non-core items, as well as non-recurring expenses associated with the IPO of Medley Management Inc. It is calculated by adjusting net income attributable to Medley LLC to exclude reimbursable expenses associated with the launch of funds, amortization of stock-based compensation expense associated with grants of restricted stock units at the time of the IPO of Medley Management Inc., other non-core items, the income tax impact of these adjustments and, for periods prior to January 1, 2015, adjustments to reverse the effect of the consolidation of Consolidated Funds.

Core Earnings Before Interest, Income Taxes, Depreciation and Amortization (Core EBITDA). Core EBITDA is an income measure also used by management to assess the performance of our business. Core EBITDA is calculated as Core Net Income before interest expense, income taxes, depreciation and amortization.

Core Net Income Margin. Core Net Income Margin equals Core Net Income divided by total revenue, for periods prior to January 1, 2015, total standalone revenue.

Prior to January 1, 2015, under U.S. GAAP, we were required to consolidate entities in which we hold a majority voting interest or have majority ownership and control over the operational, financial and investing decisions of that entity, including affiliated funds, for which we are the general partner and are presumed to have control, and entities that we conclude are VIEs, for which we are deemed the primary beneficiary. See “Critical Accounting Policies — Principles of Consolidation” and Note 2, “Summary of Significant Accounting Policies,” to our audited consolidated financial statements included in this Form 10-K. We refer to “standalone financial information” or information presented on a “standalone basis” as information derived from our consolidated balance sheets and statements of operations for periods prior to January 1, 2015 that has been adjusted to eliminate the effects of the Consolidated Funds on our statements of operations. For the year ended December 31, 2014 , revenues from management fees, performance fees and investment income on a standalone basis were greater than those presented on a consolidated basis in accordance with U.S. GAAP because certain revenues recognized from Consolidated Funds were eliminated in consolidation. Furthermore, for that year, expenses on a standalone basis were lower than related amounts presented on a consolidated basis in accordance with U.S. GAAP due to the exclusion of the expenses of the Consolidated Funds.

Key Performance Indicators

When we review our performance we focus on the indicators described below:

	For the Years Ended December 31,
	2016	2015	2014
	(Amounts in thousands, except AUM, share and per share amounts)
Consolidated Financial Data:
Net income attributable to Medley LLC	$8,002	$23,140	$38,424
Net Income Margin(1)	10.5%	34.3%	46.6%

Non-GAAP Data:
Core Net Income(2)	$27,888	$32,158	$41,598
Core EBITDA	38,481	41,721	47,957
Core Net Income Margin	36.7%	47.7%	50.4%

Other Data (at period end, in millions):
AUM	$5,335	$4,779	$3,682
Fee Earning AUM	3,190	3,302	3,058
____________

(1)	Net Income Margin equals Net income attributable to Medley LLC divided by total revenue and, for periods prior to January 1, 2015, total standalone revenue.

(2)
With respect to the year ended December 31, 2014, Core Net Income includes a pro-forma adjustment to reflect guaranteed payments to Medley LLC members as compensation expense. Prior to the Company's Reorganization and IPO these payments were recorded as distributions from members' capital.

AUM

AUM refers to the assets of our funds. We view AUM as a metric to measure our investment and fundraising performance as it reflects assets generally at fair value plus available uncalled capital. For our funds, our AUM equals the sum of the following:

•	Gross asset values or NAV of such funds;

•	the drawn and undrawn debt (at the fund-level, including amounts subject to restrictions); and

•	uncalled committed capital (including commitments to funds that have yet to commence their investment periods).

The table below provides the roll forward of AUM.

				% of AUM
	Permanent Capital Vehicles	Long-dated Private Funds and SMAs	Total	Permanent Capital Vehicles	Long-dated Private Funds and SMAs
	(Dollars in millions)
Beginning balance, December 31, 2013	$1,279	$1,004	$2,283	56%	44%
Commitments (1)	1,037	704	1,741
Capital reduction (2)	—	(185)	(185)
Distributions (3)	(109)	(33)	(142)
Change in fund value (4)	46	(61)	(15)
Ending balance, December 31, 2014	$2,253	$1,429	$3,682	61%	39%
Commitments (1)	485	874	1,359
Capital reduction (2)	(23)	(17)	(40)
Distributions (3)	(137)	(75)	(212)
Change in fund value (4)	(32)	22	(10)
Ending balance, December 31, 2015	$2,546	$2,233	$4,779	53%	47%
Commitments (1)	33	858	891
Capital reduction (2)	(12)	—	(12)
Distributions (3)	(125)	(315)	(440)
Change in fund value (4)	85	32	117
Ending balance, December 31, 2016	$2,527	$2,808	$5,335	47%	53%
____________

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

AUM increased by $555.2 million, or 12%, to $5.3 billion as of December 31, 2016 compared to AUM as of December 31, 2015. Our permanent capital vehicles remained consistent at $2.5 billion as of December 31, 2016. Our long-dated private funds and SMAs increased AUM by $575.1 million, or 26%, primarily associated with new capital commitments from our long-dated private funds and SMAs, partly offset by distributions by our long-dated private funds and SMAs as some of our vehicles are no longer in the investment period.

AUM increased by $1.1 billion, or 30%, to $4.8 billion as of December 31, 2015 compared to AUM as of December 31, 2014. Our permanent capital vehicles increased AUM by $293.0 million, or 13%, primarily associated with new equity issuances at SIC and increased leverage capacity at both MCC and SIC during the period. Our long-dated private funds and SMAs increased AUM by $804.3 million, or 56%, primarily associated with new capital commitments from our SMAs.
AUM increased by $1.4 billion, or 61%, to $3.7 billion as of December 31, 2014 compared to AUM as of December 31, 2013. Our permanent capital vehicles increased AUM by $974.9 million, or 76%, primarily associated with new equity issuances and increased leverage capacity at both MCC and SIC during the period. Our long-dated private funds and SMAs increased AUM by $424.4 million, or 42%, primarily associated with new capital commitments from our SMAs.

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

•
for certain funds within the investment period in the long-dated private funds, the amount of limited partner capital commitments (see “Fee earning AUM based on capital commitments” in the “Components of Fee Earning AUM” table below for the amount of this component of fee earning AUM as of each period); and

•
for the aforementioned funds beyond the investment period and certain managed accounts within their investment period, the amount of limited partner invested capital or the NAV of the fund (see “Fee earning AUM based on invested capital or NAV” in the “Components of Fee Earning AUM” table below for the amount of this component of fee earning AUM as of each period).

Our calculations of fee earning AUM and AUM may differ from the calculations of other asset managers and, as a result, this measure may not be comparable to similar measures presented by others. In addition, our calculations of fee earning AUM and AUM may not be based on any definition of fee earning AUM or AUM that is set forth in the agreements governing the investment funds that we advise.

Components of Fee Earning AUM

	As of December 31,
	2016	2015
	(Amounts in millions)
Fee earning AUM based on gross asset value	$2,207	$2,238
Fee earning AUM based on capital commitments	113	113
Fee earning AUM based on invested capital or NAV	870	951
Total fee earning AUM	$3,190	$3,302

As of December 31, 2016, fee earning AUM based on gross asset value decreased by $31.5 million, or 1%, compared to December 31, 2015. The decrease in fee earning AUM based on gross asset value was due primarily to a decrease at MCC that resulted from lower leverage capacity, a decline in portfolio asset valuations and share repurchases, partly offset by new equity issuances at SIC.

As of December 31, 2016, fee earning AUM based on capital commitments remained consistent compared to December 31, 2015.

As of December 31, 2016, fee earning AUM based on invested capital or NAV decreased by $80.7 million, or 8%, compared to December 31, 2015. The decrease in fee earning AUM based on invested capital or NAV was due primarily to distributions of income and return of capital by our long-dated private funds and SMAs as some of our vehicles are no longer in the investment period, partly offset by new capital commitments from our long-dated private funds and SMAs.

The table below presents the roll forward of Fee Earning AUM.

				% of Fee Earning AUM
	Permanent Capital Vehicles	Long-dated Private Funds and SMAs	Total	Permanent Capital Vehicles	Long-dated Private Funds and SMAs
	(Dollars in millions)
Beginning balance, December 31, 2013	$1,072	$934	$2,006	53%	47%
Commitments (1)	1,036	439	1,475
Capital reduction (2)	—	(253)	(253)
Distributions (3)	(107)	(49)	(156)
Change in fund value (4)	46	(60)	(14)
Ending balance, December 31, 2014	$2,047	$1,011	$3,058	67%	33%
Commitments (1)	383	221	604
Capital reduction (2)	(23)	(17)	(40)
Distributions (3)	(137)	(95)	(232)
Change in fund value (4)	(32)	(56)	(88)
Ending balance, December 31, 2015	$2,238	$1,064	$3,302	68%	32%
Commitments (1)	22	194	216
Capital reduction (2)	(12)	—	(12)
Distributions (3)	(126)	(285)	(411)
Change in fund value (4)	85	10	95
Ending balance, December 31, 2016	$2,207	$983	$3,190	69%	31%
____________

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

Total fee earning AUM decreased by $112.2 million, or 3%, to $3.2 billion as of December 31, 2016 compared to total fee earning AUM as of December 31, 2015, due primarily to distributions of income and return of capital by our long-dated private funds and SMAs as some of our vehicles are no longer in the investment period.

Total fee earning AUM increased by $243 million, or 8%, to $3.3 billion as of December 31, 2015 compared to total fee earning AUM as of December 31, 2014 and was due primarily to increased commitments from SIC and SMAs.

Total fee earning AUM increased by $1.0 billion, or 52%, to $3.0 billion as of December 31, 2014 compared to total fee earning AUM as of December 31, 2013 and was due primarily to increased commitments from permanent capital vehicles.

Returns

The following section sets forth historical performance for our active funds.

Sierra Income Corporation (SIC)

We launched SIC, our first public non-traded permanent capital vehicle, in April 2012. SIC primarily focuses on direct lending to middle market borrowers in the U.S. Since inception, we have provided capital for a total of 253 investments and have invested a total of $1.6 billion. As of December 31, 2016, the fee earning AUM was $1.2 billion. The performance for SIC as of December 31, 2016 is summarized below:

Annualized Net Total Return(1):	6.6%
Annualized Realized Losses on Invested Capital:	0.6%
Average Recovery:	75.6%

Medley Capital Corporation (MCC)

We launched MCC, our first permanent capital vehicle in January 2011. MCC primarily focuses on direct lending to private middle market borrowers in the U.S. Since inception, we have provided capital for a total of 173 investments and have invested a total of $1.9 billion. As of December 31, 2016, excluding Medley SBIC LP, the fee earning AUM was $796 million. The performance for MCC as of December 31, 2016 is summarized below:

Annualized Net Total Return(2):	6.7%
Annualized Realized Losses on Invested Capital:	1.3%
Average Recovery(3):	NM

Medley SBIC LP (Medley SBIC)

We launched Medley SBIC in March 2013 as a wholly owned subsidiary of MCC. Medley SBIC lends to smaller middle market private borrowers that we otherwise would not target in our other funds, due primarily to size. Since inception, we have provided capital for a total of 31 investments and have invested a total of $330 million. As of December 31, 2016, the fee earning AUM was $237 million. The performance for Medley SBIC fund as of December 31, 2016 is summarized below:

Gross Portfolio Internal Rate of Return(4):	14.0%
Net Investor Internal Rate of Return(5):	16.0%
Annualized Realized Losses on Invested Capital:	0.0%
Average Recovery:	N/A

Medley Opportunity Fund II LP (MOF II)

MOF II is a long-dated private investment fund that we launched in December 2010. MOF II lends to middle market private borrowers, with a focus on providing senior secured loans. Since inception, we have provided capital for a total of 68 investments and have invested a total of $903 million. As of December 31, 2016, the fee earning AUM was $409 million. MOF II is currently fully invested and actively managing its assets. The performance for MOF II as of December 31, 2016, is summarized below:

Gross Portfolio Internal Rate of Return(4):	11.6%
Net Investor Internal Rate of Return(6):	7.0%
Annualized Realized Losses on Invested Capital:	1.7%
Average Recovery(3):	NM

Medley Opportunity Fund III LP (MOF III)

MOF III is a long-dated private investment fund that we launched in December 2014. MOF III lends to middle market private borrowers in the U.S., with a focus on providing senior secured loans. Since inception, we have provided capital for a total of 23 investments and have invested a total of $129 million. As of December 31, 2016, the fee earning AUM was $113 million. The performance for MOF III as of December 31, 2016 is not meaningful given the fund’s limited operations and capital invested to date.

Other Long-Dated Private Funds

We launched Medley Credit Opportunity Fund (“MCOF”) in July 2016 to meet the current demand for equity capital solutions in the traditional corporate debt-backed collateralized loan obligation (“CLO”) market. Its investment objective is to generate current income, and also to generate capital appreciation through investing in CLO equity, as well as, equity and junior debt tranches trading in the secondary market.

We launched Aspect-Medley Investment Platform A LP (“Aspect”) in November 2016 to meet the current demand for equity capital solutions in the traditional corporate debt-backed collateralized loan obligation (“CLO”) market. Its investment objective is to generate current income, and also to generate capital appreciation through investing in CLO equity, as well as, equity and junior debt tranches trading in the secondary market.

The performance of MCOF and Aspect as of December 31, 2016 is not meaningful given the funds' limited operations and capital invested to date.

Separately Managed Accounts (SMAs)

In the case of our SMAs, the investor, rather than us, may control the assets or investment vehicle that holds or has custody of the related investments. Certain subsidiaries of Medley LLC serve as the investment adviser for our SMAs. Since inception, we have provided capital for a total of 116 investments and have invested a total of $705 million. As of December 31, 2016, the fee earning AUM in our SMAs was $420 million. The aggregate performance of our SMAs as of December 31, 2016, is summarized below:

Gross Portfolio Internal Rate of Return(4):	9.7%
Net Investor Internal Rate of Return(7):	7.7%
Annualized Realized Losses on Invested Capital:	0.2%
Average Recovery(3):	NM
____________

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

(4)
For MOF II, SMAs and Medley SBIC, the Gross Portfolio Internal Rate of Return represents the cumulative investment performance from inception of each respective fund through December 31, 2016. The Gross Portfolio Internal Rate of Return includes both realized and unrealized investments and excludes the impact of base management fees, incentive fees and other fund related expenses. For realized investments, the investment returns were calculated based on the actual cash outflows and inflows for each respective investment and include all interest, principal and fee note repayments, dividends and transactions fees, if applicable. For unrealized investments, the investment returns were calculated based on the actual cash outflows and inflows for each respective investment and include all interest, principal and fee note repayments, dividends and transactions fees, if applicable. The investment return assumes that the remaining unrealized portion of the investment is realized at the investment’s most recent fair value, as calculated in accordance with U.S. GAAP. There can be no assurance that the investments will be realized at these fair values and actual results may differ significantly.

(5)
Earnings from Medley SBIC are paid to MCC. The Net Internal Rate of Return for Medley SBIC was calculated based upon i) the actual cash contribution and distributions to/from MCC and Medley SBIC ii) an allocable portion of MCC’s management and incentive fees and general fund related expenses and iii) assumes the NAV as of the measurement date is distributed to MCC. As of December 31, 2016, Medley SBIC Net Internal Rate of Return as described above assuming only the inclusion of management fees was 21.0%.

(6)
Net Investor Internal Rate of Return for MOF II was calculated net of all management fees and carried interest allocation since inception and was computed based on the actual dates of capital contributions and the ending aggregate partners’ capital at the end of the period.

(7)
Net Investor Internal Rate of Return for our SMAs was calculated using the Gross Portfolio Internal Rate of Return, as described in note 4, and includes the actual management fees, incentive fees and general fund related expenses.

Results of Operations

The following table and discussion sets forth information regarding our consolidated results of operations for the years ended December 31, 2016, 2015 and 2014.

The consolidated financial statements of Medley have been prepared on substantially the same basis for all historical periods presented; however, for the year ended December 31, 2014, our results of operations included the impact of our Consolidated Funds. Effective January 1, 2015, we deconsolidated our Consolidated Funds as a result of the early adoption of ASU 2015-02, Consolidation (Topic 810) - Amendments to the Consolidation Analysis. For the year ended December 31, 2014, we consolidated funds where through our management contract and other interests we were deemed to have the power, through voting or similar rights, to direct the activities of the legal entity that most significantly impact the entity’s economic performance. As previously described, the consolidation of these funds had the impact of increasing interest and other income of Consolidated Funds, interest and other expenses of Consolidated Funds and net investment gains (losses) of Consolidated Funds, but had no net effect on the net income attributable to our consolidated results for the year ended December 31, 2014.

	For the Years Ended December 31,
	2016	2015	2014
	(Amounts in thousands, except AUM data)
Revenues
Management fees	$65,496	$75,675	61,252
Performance fees	2,421	(15,685)	2,050
Other revenues and fees	8,111	7,436	8,871
Total revenues	76,028	67,426	72,173

Expenses
Compensation and benefits	27,800	26,768	20,322
Performance fee compensation	(319)	(8,049)	(1,543)
Consolidated Funds expenses	—	—	1,670
General, administrative and other expenses	28,540	16,836	16,312
Total expenses	56,021	35,555	36,761

Other income (expense)
Dividend income	1,304	886	886
Interest expense	(9,226)	(8,469)	(5,520)
Other income (expenses), net	(1,070)	(1,641)	(1,773)
Interest and other income of Consolidated Funds	—	—	71,468
Interest expense of Consolidated Funds	—	—	(9,951)
Net realized gain (loss) on investments of Consolidated Funds	—	—	789
Net change in unrealized appreciation (depreciation) on investments of Consolidated Funds	—	—	(20,557)
Net change in unrealized depreciation (appreciation) on secured borrowings of Consolidated Funds	—	—	1,174
Total other income (expense), net	(8,992)	(9,224)	36,516
Income (loss) before income taxes	11,015	22,647	71,928
Provision for (benefit from) income taxes	464	392	1,854
Net income (loss)	10,551	22,255	70,074
Net income attributable to non-controlling interests in Consolidated Funds	—	—	29,717
Net income (loss) attributable to redeemable non-controlling interests and non-controlling interests in consolidated subsidiaries	2,549	(885)	1,933
Net income attributable to Medley LLC	8,002	23,140	38,424

Other data (at period end, in millions):
AUM	$5,335	$4,779	$3,682
Fee earning AUM	$3,190	$3,302	$3,058

We refer to “standalone financial information” or information presented on a “standalone basis” as information derived from our consolidated statements of operations for the period prior to January 1, 2015 that has been adjusted to eliminate the effects of the Consolidated Funds on our consolidated statements of operations. For the year ended December 31, 2014, revenues from management fees, performance fees and investment income on a standalone basis were greater than those presented on a consolidated basis in accordance with U.S. GAAP because certain revenues recognized from Consolidated Funds were eliminated in consolidation. Furthermore, during this period, expenses on a standalone basis were lower than related amounts presented on a consolidated basis in accordance with U.S. GAAP due to the exclusion of the expenses of the Consolidated Funds.

The following table reconciles the Company's standalone results to its consolidated results for the year ended December 31, 2014.

	Standalone	Consolidation and Reconciling Items	Consolidated
	(Amounts in thousands)
Revenues
Management fees	$65,765	$(4,513)	$61,252
Performance fees	7,884	(5,834)	2,050
Other revenues and fees	8,871		8,871
Total revenues	82,520	(10,347)	72,173

Expenses
Compensation and benefits	20,322	—	20,322
Performance fee compensation	(1,543)	—	(1,543)
Consolidated Funds expenses	—	1,670	1,670
General, administrative and other expenses	16,312	—	16,312
Total expenses	35,091	1,670	36,761

Other income (expense)
Dividend income	886	—	886
Interest expense	(5,520)	—	(5,520)
Other income (expenses), net	(2,097)	324	(1,773)
Interest and other income of Consolidated Funds	—	71,468	71,468
Interest expense of Consolidated Funds	—	(9,951)	(9,951)
Net realized gain (loss) on investments of Consolidated Funds	—	789	789
Net change in unrealized appreciation (depreciation) on investments of Consolidated Funds	—	(20,557)	(20,557)
Net change in unrealized depreciation (appreciation) on secured borrowings of Consolidated Funds	—	1,174	1,174
Total other expense, net	(6,731)	43,247	36,516
Income (loss) before income taxes	40,698	31,230	71,928
Provision for (benefit from) income taxes	341	1,513	1,854
Net income (loss)	40,357	29,717	70,074
Net income attributable to non-controlling interests in Consolidated Funds	—	29,717	29,717
Net income (loss) attributable to redeemable non-controlling interests and non-controlling interests in consolidated subsidiaries	1,933	—	1,933
Net income attributable to Medley LLC	$38,424	$—	$38,424

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

Revenues

Management Fees. Total management fees decreased by $10.2 million, or 13%, to $65.5 million for the year ended December 31, 2016 compared to the year ended December 31, 2015.

•
Our management fees from permanent capital vehicles decreased by $8.1 million for the year ended December 31, 2016 compared to the same period in 2015. Management fees from SIC increased by $7.6 million due to an increase in Part I incentive fees and an 16% increase in average fee earning AUM for the year ended December 31, 2016 compared to the same period in 2015. Management fees from MCC decreased by $15.7 million due to a decrease in Part I incentive fees and a 14% decrease in average fee earning AUM for the year ended December 31, 2016 compared to the same period in 2015.

•
Our management fees from long-dated private funds and SMAs decreased by $2.1 million for the year ended December 31, 2016, compared to the same period in 2015. The decrease was primarily due to a decrease in origination fees, partly offset by an increase in base management fees.

Performance Fees. Performance fees increased to $2.4 million for the year ended December 31, 2016 compared to a reversal of performance fees of $15.7 million for the same period in 2015. The increase was due to an increase in SMA performance fees accrual for the year ended December 31, 2016 compared to a reversal of performance fees of MOF II and SMAs for the year ended December 31, 2015, which was the result of a decline in the underlying fund values.

Other Revenues and Fees. Other revenues and fees increased by $0.7 million, or 9%, to $8.1 million for the year ended December 31, 2016 compared to the same period in 2015. The increase was due primarily to an increase in administrative fees from our permanent capital vehicles.

Expenses

Compensation and Benefits. Compensation and benefits increased by $1.0 million, or 4% to $27.8 million for the year ended December 31, 2016 compared to the same period in 2015. The increase was due primarily to an increase in salaries, that resulted from an increase in headcount, and an increase in stock-based compensation expense, partly offset by a decrease in discretionary compensation during the year ended December 31, 2016

Performance Fee Compensation. There was a reversal in performance fee compensation of $0.3 million during the year ended December 31, 2016 as compared to a reversal of performance fee compensation of $8.0 million for the same period in 2015. The variance in performance fee compensation was due primarily to changes in projected future payments.

General, Administrative and Other Expenses. General, administrative and other expenses increased by $11.7 million to $28.5 million for the year ended December 31, 2016 compared to the same period in 2015. The increase was due primarily to an increase in expense support agreement expenses related to SIC. The expense support agreement with SIC expired on December 31, 2016, as such, we will no longer be responsible for expenses under the expense support agreement relating to SIC.

Other Income (Expense)

Dividend Income. Dividend income increased by $0.4 million to $1.3 million for the year ended December 31, 2016 compared to the same period in 2015. The increase was due to dividend income from our investment in available-for-sale securities which were acquired during the year ended December 31, 2016.

Interest Expense. Interest expense increased by $0.8 million, or 9%, to $9.2 million for the year ended December 31, 2016 compared to the same period in 2015. The increase was primarily due to an acceleration of amortization of debt issuance costs and discount relating to prepayments made on our Term Loan Facility as a result of the refinancing of our indebtedness from the issuance of senior unsecured debt. Average debt outstanding during the year ended December 31, 2016 and 2015 was $106.0 million and $105.9 million, respectively.

Other Income (Expenses), net. Other expenses, net decreased by $0.6 million to $1.1 million for the year ended December 31, 2016 compared to the same period in 2015. The decrease was due primarily to changes in fair value of our investment in SIC.

Provision for Income Taxes

Our effective income tax rate was 4.2% and 1.7% for the year ended December 31, 2016 and 2015, respectively. Our tax rate is affected by recurring items, such as permanent differences and income allocated to non-controlling interests which is not subject to U.S. federal, state and local corporate income taxes. It is also affected by discrete items that may occur in any given year, but are not consistent from year to year. The increase in the effective tax rate during the year ended December 31, 2016 as compared to the same period in 2015 was primarily attributed to the variance in the reversal of performance compensation which is not included in taxable income as well as a New York City unincorporated business tax carryforward that was recorded during 2016.

Redeemable Non-Controlling Interests and Non-Controlling Interests in Consolidated Subsidiaries

Net income attributable to redeemable non-controlling interests and non-controlling interests in consolidated subsidiaries increased by $3.4 million to $2.5 million for the year ended December 31, 2016 compared to the same period in 2015. The increase was due primarily to a reversal of MOF II performance fees for the year ended December 31, 2015, a portion of which was allocated to non-controlling interests in consolidated subsidiaries.

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

Revenues

Management Fees. Total management fees increased by $14.4 million, or 24%, to $75.7 million for the year ended December 31, 2015 compared to the year ended December 31, 2014.

•
Our permanent capital vehicles generated an additional $12.4 million in management fees for the year ended December 31, 2015 compared to the same period in 2014. Management fees from SIC increased $12.7 million due to a 43% increase in fee earning AUM over that period and due to an increase in Part I incentive fees. Management fees from MCC decreased $0.2 million due to a decrease in Part I incentive fees, partially offset by a $2.2 million increase in base management fees over that period.

•
Our management fees from long-dated private funds and SMAs increased by $2.0 million for the year ended December 31, 2015 compared to the same period in 2014. As previously discussed, the adoption of new consolidation guidance led to the deconsolidation of our Consolidated Funds effective January 1, 2015. As a result of the deconsolidation, management fees increased by $4.5 million compared to the same period in 2014. This increase was partially offset by a decrease in origination fees.

Performance Fees. Performance fees decreased by $17.7 million to $(15.7) million for the year ended December 31, 2015 compared to the same period in 2014. The decrease was due primarily to the reversal of MOF II performance fees as a result of a decrease in the asset values within the underlying MOF II portfolio. The decrease was partially offset by an increase of $5.8 million in performance fees as a result of the deconsolidation of our Consolidated Funds for the year ended December 31, 2015 compared to the same period in 2014.

Other Revenues and Fees. Other revenues and fees decreased by $1.4 million, or 16%, to $7.4 million for the year ended December 31, 2015 compared to the same period in 2014. The decrease was due primarily to a $3.8 million decrease in reimbursements from SIC for organizational and offering expense. As of October 31, 2014, we were fully reimbursed by SIC, as such there was no revenue associated with these reimbursements during the year ended December 31, 2015. The decrease was partially offset by an increase in administrative fees from our permanent capital vehicles.

Expenses

Compensation and Benefits. Compensation and benefits increased by $6.4 million, or 32% to $26.8 million for the year ended December 31, 2015 compared to the same period in 2014. The increase was due primarily to increases in base salaries, stock compensation incurred with the grant of restricted stock units in connection with the IPO of Medley Management Inc. and compensation associated with guaranteed payments to Medley LLC members that, prior to the Company’s Reorganization and the IPO of Medley Management Inc., were recorded as distributions from members’ capital. The increase in base salaries were primarily the result of a 20% increase in average headcount for the year ended December 31, 2015 compared to the same period in 2014.

Performance Fee Compensation. Performance fee compensation decreased by $6.5 million to $(8.0) million for the year ended December 31, 2015 compared to the same period in 2014. The variance in performance fee compensation was due primarily to a decrease in our performance fee compensation payable that resulted from a decrease in projected future payments.

Consolidated Funds Expenses. Consolidated Funds expenses decreased by $1.7 million for the year ended December 31, 2015 compared to the same period in 2014 due to the deconsolidation of MOF I and MOF II as of January 1, 2015. There were no Consolidated Funds expenses for the year ended December 31, 2015.

General, Administrative and Other Expenses. General, administrative and other expenses increased by $0.5 million, or 3%, to $16.8 million for the year ended December 31, 2015 compared to the same period in 2014. The increase was due primarily to an increase in expense support agreement expenses related to SIC and an overall increase in general, administrative and other expenses due to an overall growth of our business. The increase was partially offset by a decrease in organization and offering expenses of SIC as a result of Medley not being liable for these expenses as of June 2, 2014.

Other Income (Expense)

When evaluating the changes in other income (expense), we separately analyze the returns generated by our investment portfolio from the investment returns generated by our Consolidated Funds.

Dividend Income. Dividend income of $0.9 million remained consistent during the year ended December 31, 2015 compared to the same period in 2014.

Interest Expense. Interest expense increased by $2.9 million to $8.5 million for the year ended December 31, 2015 compared to the same period in 2014. The increase was a direct result of our $110.0 million debt refinancing with Credit Suisse AG Cayman Islands Branch. Average debt outstanding during the years ended December 31, 2015 and 2014 was $105.9 million and $70.5 million, respectively.

Other Income (Expenses), net. Other income (expenses), net decreased by $0.1 million to $1.6 million for the year ended December 31, 2015 compared to the same period in 2014. The decrease was due primarily to the deconsolidation of MOF I and MOF II for the year ended December 31, 2015, a decrease in expense associated with our revenue share payable and a decrease in loss from our investments in MOF I. The decrease was partially offset by an increase in unrealized loss from our investment in SIC.

Investments of Consolidated Funds

Interest and other income of Consolidated Funds, excluding the amount attributable to loan participations, decreased by $61.5 million for the year ended December 31, 2015 compared to the same period in 2014 due to the deconsolidation of MOF I and MOF II as of January 1, 2015. There were no Consolidated Funds expenses for the year ended December 31, 2015.

Net unrealized and realized gain (loss) on investments of Consolidated Funds, excluding the amount attributable to loan participations, decreased by $18.6 million for the year ended December 31, 2015 compared to the same period in 2014 due to the deconsolidation of MOF I and MOF II as of January 1, 2015. There was no unrealized or realized gain (loss) on investments of Consolidated Funds for the year ended December 31, 2015.

Provision for Income Taxes

Our effective income tax rate was 1.7% and 2.6% for the years ended December 31, 2015 and 2014, respectively. The decrease in the effective tax rate was due primarily to losses incurred by MOF I during the year ended December 31, 2013 for which there was no benefit taken as MOF I was not subject to New York City unincorporated business tax. The Company is treated as a partnership for income tax purposes and is therefore not subject to U.S. federal, state and local corporate income taxes. The Company is subject to New York City unincorporated business tax attributable to taxable income allocable to New York City.

Non-Controlling Interests

Net Income Attributable to Non-Controlling Interests in Consolidated Funds. Net income attributable to non-controlling interests in Consolidated Funds decreased by $29.7 million to zero for the year ended December 31, 2015 compared to the same period in 2014. As a result of the deconsolidation of our Consolidated Funds effective January 1, 2015, we no longer record net income attributable to non-controlling interests in Consolidated Funds.

Net Income Attributable to Non-Controlling Interests in Consolidated Subsidiaries. Net income attributable to non-controlling interests in consolidated subsidiaries decreased by $2.8 million to $(0.9) million for the year ended December 31, 2015 compared to the same period in 2014. The decrease was primarily due to the reversal of performance fees of MOF II.

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

Net income attributable to Medley LLC is the U.S. GAAP financial measure most comparable to Core Net Income and Core EBITDA. The following table is a reconciliation of net income attributable to Medley LLC on a consolidated basis to Core Net Income and Core EBITDA.

	For the Years Ended December 31,
	2016	2015	2014
	(Amounts in thousands, except share and per share amounts)
Net income attributable to Medley LLC	8,002	23,140	38,424
Reimbursable fund startup expenses	16,329	6,378	5,811
Stock-based compensation (1)	2,811	2,585	845
Adjustment for pre-IPO guaranteed payments to members (2)	—	—	(3,380)
Other non-core items (3)	1,348	303	(5)
Income tax benefit (expense) on adjustments	(602)	(248)	(97)
Core Net Income	$27,888	$32,158	$41,598
Interest expense	8,614	8,469	5,520
Income taxes	1,066	640	438
Depreciation and amortization	913	454	401
Core EBITDA	$38,481	$41,721	$47,957
____________

(1)	Represents a pro-forma adjustment for the amortization of stock-based compensation expense associated with grants of restricted stock units at the time of the IPO of Medley Management Inc.

(2)
Represents a pro-forma adjustment to reflect guaranteed payments to Medley LLC members as compensation expense. Prior to the Company's Reorganization and IPO, these payments were recorded as distributions from members' capital.

(3)
For year ended December 31, 2016, other non-core items consist of a $0.6 million acceleration of amortization of debt issuance costs and discount relating to prepayments made on our Term Loan Facility as a result of the refinancing of our indebtedness from the issuance of senior unsecured debt, a $0.5 million impairment loss on our investment in CK Pearl Fund and a $0.2 million severance cost to former employees. For the years ended December 31, 2015 and 2014, other non-core items consist of severance costs to former employees.

Net Income Margin is the U.S. GAAP financial measure most comparable to Core Net Income Margin. Net Income margin is equal to Net income attributable to Medley Management Inc. and non-controlling interests in Medley LLC divided by total revenue and for the year ended December 31, 2014, total standalone revenue. The following table is a reconciliation of Net Income Margin to Core Net Income Margin.

	For the Years Ended December 31,
	2016	2015	2014

Net Income Margin	10.5%	34.3%	46.6%
Reimbursable fund startup expenses (1)	21.5%	9.5%	7.0%
Stock-based compensation (2)	3.7%	3.8%	1.0%
Adjustment for pre-IPO guaranteed payments to members (1)(3)	—%	—%	(4.0)%
Other non-core items (1)(4)	1.8%	0.4%	0.0%
Income tax benefit (expense) on adjustments	(0.8)%	(0.4)%	(0.2)%
Core Net Income Margin	36.7%	47.7%	50.4%
____________

(1)	Adjustments to Net income attributable to Medley LLC to calculate Core Net Income are presented as a percentage of total revenue, and, for the year ended December 31, 2014, total standalone revenue.

(2)	Represents a pro-forma adjustment for the amortization of stock based compensation expense associated with grants of restricted stock units at the time of the IPO of Medley Management Inc.

(3)
Represents a pro-forma adjustment to reflect guaranteed payments to Medley LLC members as compensation expense. Prior to the Company's Reorganization and IPO, these payments were recorded as distributions from members' capital.

(4)
For year ended December 31, 2016, other non-core items consist of a $0.6 million acceleration of amortization of debt issuance costs and discount relating to prepayments made on our Term Loan Facility as a result of the refinancing of our indebtedness from the issuance of senior unsecured debt, a $0.5 million impairment loss on our investment in CK Pearl Fund and a $0.2 million severance cost to former employees. For the years ended December 31, 2015 and 2014, other non-core items consist of severance costs to former employees.

(5)
Assumes that all our pre-tax earnings, including adjustments above, are subject to federal, state and local corporate income taxes. In determining corporate income taxes, we used a combined effective corporate tax rate of 43.0% and presented the calculation as a percentage of total revenue.

Liquidity and Capital Resources

Our primary cash flow activities involve: (i) generating cash flow from operations, which largely includes management fees; (ii) making distributions to our owners; and (iii) borrowings, interest payments and repayments under our debt facilities. As of December 31, 2016, our cash and cash equivalents were $49.6 million and our restricted cash equivalents balance was $4.9 million.

Our material source of cash from our operations is management fees, which are collected quarterly. We primarily use cash flows from operations to pay compensation and benefits, general, administrative and other expenses, debt service costs and income and tax distributions to our members. Our cash flows, together with the proceeds from equity and debt issuances, are also used to fund investments in limited partnerships, purchase of available-for-sale securities, acquisition of fixed assets and other capital items. If cash flow from operations were insufficient to fund distributions, we expect that we would suspend paying such distributions.

For the year ended December 31, 2014, our consolidated financial statements reflect the cash flows of our operating business, and the results of our Consolidated Funds. The assets of our Consolidated Funds, on a gross basis, are significantly larger than the assets of our operating business and therefore have a substantial effect on our reported cash flows. The primary cash flow activities of our Consolidated Funds include: (i) raising capital from third-party investors, which is reflected as non-controlling interests of our Consolidated Funds; (ii) purchasing and selling investment securities; (iii) collecting interest and dividend income; (iv) generating cash through the realization of certain investments; and (v) distributing cash to investors. Our Consolidated Funds are treated as investment companies for financial accounting purposes under U.S. GAAP; therefore, the character and classification of all Consolidated Fund transactions are presented as cash flows from operations.

Debt Instruments

Senior Unsecured Debt

2026 Notes

On August 9, 2016, Medley LLC completed a public offering of $25.0 million of an aggregate principal amount of 6.875% senior notes due 2026 (the “2026 Notes”) at a public offering price of 100% of the principal amount. On October 18, 2016, Medley LLC completed a public offering of an additional $28.6 million in aggregate principal amount of the 2026 Notes at a public offering price of $24.45 for each $25.00 principal amount of notes. We used the net proceeds from these offerings to repay a portion of the outstanding indebtedness under the Term Loan Facility. Collectively, these offerings compose the senior unsecured debt balance as of December 31, 2016

The 2026 Notes mature on August 15, 2026 and interest is payable quarterly commencing on November 15, 2016. The 2026 Notes are subject to redemption in whole or in part at any time or from time to time, at our option, on or after August 15, 2019 at a redemption price per security equal to 100% of the outstanding principal amount thereof plus accrued and unpaid interest payments. The 2026 Notes are listed on the New York Stock Exchange and trade thereon under the trading symbol “MDLX.”

As of December 31, 2016, the outstanding senior unsecured debt balance was $49.8 million, which is reflected net of unamortized discount and debt issuance costs of $3.8 million.

2024 Notes

On January 18, 2017, Medley LLC completed a public offering of $34.5 million in aggregate principal amount of 7.25% senior notes due 2024 (the “2024 Notes”) at a public offering price of 100% of the principal amount of notes. On February 22, 2017, Medley LLC completed a public offering of an additional $34.5 million in aggregate principal amount of 2024 Notes at a public offering price of $25.25 for each $25.00 principal amount of notes. We used the net proceeds from the offering to repay the remaining outstanding indebtedness under the Term Loan Facility and for general corporate purposes.

The 2024 Notes mature on January 30, 2024 and interest is payable quarterly commencing on April 30, 2017. The senior unsecured debt is subject to redemption in whole or in part at any time or from time to time, at our option, on or after January 30, 2020 at a redemption price per security equal to 100% of the outstanding principal amount thereof plus accrued and unpaid interest payments. The 2024 Notes are listed on the New York Stock Exchange and trade thereon under the trading symbol “MDLQ.”

Revolving Credit Facility

On August 19, 2014, we entered into a $15.0 million senior secured revolving credit facility with City National Bank (as amended, the “Revolving Credit Facility”), as administrative agent and collateral agent thereunder, and the lenders from time to time party thereto, which will mature on August 19, 2017, with a one-year extension at the option of the borrower, provided certain conditions are met. On May 3, 2016, the Revolving Credit Facility was amended to permit us to issue additional indebtedness. The amendment also provided for the creation and funding of certain future funds, as well as for certain other technical changes to the Revolving Credit Facility. We intend to use any proceeds of borrowings under the Revolving Credit Facility for general corporate purposes, including funding our working capital needs. We have not incurred any borrowings under the Revolving Credit Facility through the date of this filing.

Term Loan Facility

On August 14, 2014, we entered into a $110.0 million senior secured term loan credit facility (as amended, the “Term Loan Facility”) with Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent thereunder, Credit Suisse Securities (USA) LLC, as bookrunner and lead arranger, and the lenders from time to time party thereto, which was scheduled to mature on June 15, 2019. On May 3, 2016, the Term Loan Facility was amended to permit us to issue additional indebtedness with proceeds of such indebtedness to be used to prepay loans outstanding under the Term Loan Facility. The amendment also provided for the creation and funding of certain future funds, as well as for certain other technical changes to the Term Loan Facility. Medley LLC was the borrower under the Term Loan Facility.

In February 2017, borrowings under this facility were paid off using the proceeds from the issuance of the 2024 Notes, without penalty, which resulted in the termination of the Term Loan Facility.

Interest Rate and Fees

Borrowings under the Revolving Credit Facility bear interest, at our option, at a rate equal to either (1) a Eurodollar margin over an adjusted LIBOR rate or (2) a base rate margin over an adjusted base rate determined by reference to the highest of (a) the term loan administrative agent’s prime rate; (b) the federal funds effective rate in effect on such day plus 0.5%; and (c) an adjusted LIBOR rate plus 1.0%. The applicable margins for the Revolving Credit Facility are (i) if the ratio of net debt to Core EBITDA is less than 1.0 to 1.0, 1.5% in the case of adjusted base rate loans, and, in the case of Eurodollar loans, (x) 3.0% until maturity; and (ii) if the ratio of net debt to Core EBITDA is greater than or equal to 1.0 to 1.0, 2.50% in the case of adjusted base rate loans, and, in the case of Eurodollar loans, (x) 3.25% until maturity. In addition to paying interest on any outstanding principal under the Revolving Credit Facility, we are required to pay an unused line fee of 0.25% per annum of the unused portion of the commitments.

Borrowings under the Term Loan Facility bore interest, at our option, at a rate equal to either (i) a Eurodollar margin over an adjusted LIBOR rate (with a “floor” of 1.0%) or (ii) a base rate margin over an adjusted base rate determined by reference to the highest of (a) the term loan administrative agent’s prime rate; (b) the federal funds effective rate in effect on such day plus 0.5%; and (c) an adjusted LIBOR rate plus 1.0%. The applicable margins for the Term Loan Facility was 5.5%, in the case of Eurodollar loans and 4.5%, in the case of adjusted base rate loans.

 Guarantees and Collateral

Any obligations under the Revolving Credit Facility are unconditionally and irrevocably guaranteed by certain of Medley LLC’s subsidiaries, including Medley Capital LLC, MOF II Management LLC, MOF III Management LLC, Medley SMA Advisors LLC, Medley GP Holdings LLC, and Medley GP LLC (the “credit agreement guarantors”). In addition, any outstanding borrowings are collateralized by first priority or equivalent security interests in (i) all the capital stock of, or other equity interests in, the borrower and each of the borrower’s and credit agreement guarantors’ direct or indirect domestic subsidiaries and 65% of the capital stock of, or other equity interests in, each of the borrower’s or any subsidiary guarantors’ direct wholly owned first-tier restricted foreign subsidiaries, and (ii) certain tangible and intangible assets of the borrower and the credit agreement guarantors (subject to certain exceptions and qualifications).

None of our non-wholly owned domestic subsidiaries are obligated to guarantee the Revolving Credit Facility. Such subsidiaries include MCC Advisors LLC, SIC Advisors LLC, MOF II GP LLC and MOF III GP LLC.

Certain Covenants and Events of Default

The Revolving Credit Facility contains a number of significant affirmative and negative covenants and customary events of default. Such covenants, among other things, will limit or restrict, subject to certain exceptions, the ability of the borrower and its restricted subsidiaries to:

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

In addition, the credit agreement governing our Revolving Credit Facility contains a financial covenant that requires us to maintain, with respect to each four quarter period, a ratio of net debt to Core EBITDA not greater than 3.5 to 1.0. The ratio of net debt to Core EBITDA in respect of the Revolving Credit Facility is calculated using our financial results and includes the adjustments made to calculate Core EBITDA.

Our Revolving Credit Facility contains certain customary representations and warranties, affirmative covenants and events of default. If an event of default occurs, the lender under the Revolving Credit Facility will be entitled to take various actions, including the acceleration of any amounts due under the Revolving Credit Facility and all actions permitted to be taken by a secured creditor.

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

Cash Flows

The significant captions and amounts from our consolidated financial statements, which for the year ended December 31, 2014, include the effects of our Consolidated Funds in accordance with U.S. GAAP, are summarized below. Negative amounts represent a net outflow, or use of cash.

	For the Years Ended December 31,
	2016	2015	2014
	(Amounts in thousands)
Statements of cash flows data
Net cash provided by (used in) operating activities	$15,491	$28,192	$(196,202)
Net cash provided by (used in) investing activities	(17,072)	(299)	(521)
Net cash provided by (used in) financing activities	(15,256)	(42,599)	277,334
Net increase (decrease) in cash and cash equivalents	$(16,837)	$(14,706)	$80,611

Operating Activities

Our net cash flow provided by (used in) operating activities was $15.5 million, $28.2 million and $(196.2) million for the years ended December 31, 2016, 2015 and 2014, respectively. For the years ended December 31, 2016, 2015 and 2014, net cash flow provided by operating activities was due to net income of $10.6 million, $22.3 million and $70.1 million, respectively, non-cash adjustments of $6.5 million, $18.0 million and $2.4 million, respectively, and changes in operating assets and liabilities of $(1.5) million, $(12.1) million and $5.9 million, respectively.

For the year ended December 31, 2014, net cash flow used in operating activities also includes net purchases of investments by our Consolidated Funds, of $293.7 million and change in cash and cash equivalents of the Consolidated Funds of $22.2 million. These amounts represent the significant variances between net income and cash flows from operations and are reflected as operating activities pursuant to investment company accounting guidance. The growth of our business is reflected by the increase in net cash provided by operating activities of our core segment, while the fund-related activities requirements vary based upon the specific investment activities being conducted during such period. The movements within our Consolidated Funds do not adversely impact our liquidity or earnings trends. We believe that our ability to generate cash from operations provides us the necessary liquidity to manage short-term fluctuations in working capital as well as to meet our short-term commitments.

Investing Activities

Our investing activities generally reflect cash used for acquisitions of fixed assets, distributions received from our equity method investments and, in 2016, purchases of available-for-sale securities. Purchases of fixed assets were $1.9 million, $0.8 million and $0.5 million for the years ended December 31, 2016, 2015 and 2014, respectively. Distributions received from equity method investments were $1.7 million and $0.5 million for the years ended December 31, 2016 and 2015, respectively. Purchases of available-for-sale securities were $16.8 million for the year ended December 31, 2016. There were no purchases of available-for-sale securities for the years ended December 31, 2015 and 2014.

Financing Activities

Distributions to members and redeemable non-controlling interests are presented as a use of cash from financing activities and were $30.0 million, $40.2 million and $120.8 million, for the years ended December 31, 2016, 2015 and 2014, respectively.. Capital contributions from non-controlling interests and redeemable non-controlling interests resulted in an inflow of cash of $17.0 million for the year ended December 31, 2016. Repurchases of LLC Units represented a use of cash from financing activities of $1.2 million and $0.1 million for the years ended December 31, 2016 and 2015, respectively.

On August 9, 2016, we completed our first registered public offering of senior unsecured debt and on October 18, 2016 we completed our second registered public offering of senior unsecured debt. The proceeds from these offerings, net of offering expenses payable by us, amounted to $49.7 million. The net proceeds from the offering were used to repay a portion of the outstanding indebtedness under the Term Loan Facility. Repayments of debt obligations resulted in an outflow of cash of $50.5 million, $1.3 million and $51.9 million for the years ended December 31, 2016, 2015 and 2014, respectively. Proceeds from the issuance of debt obligations provided an inflow of cash of $52.6 million and $123.9 million, for the years ended December 31, 2016 and 2014, respectively. There were no proceeds from issuance of debt obligations for the year ended December 31, 2015.

For the year ended December 31, 2014, net contributions from non-controlling interests in our Consolidated Funds were $131.4 million and net proceeds from secured borrowings were $100.6 million. There was no impact on our cash flows relating to our Consolidated Funds for the years ended December 31, 2016 and 2015.

On September 29, 2014, we completed the IPO of Medley Management Inc. pursuant to which we sold 6,000,000 shares of common stock at a price of $18.00 per share. Total proceeds from the offering, net of offering expenses payable by us, were $96.7 million and were recorded as contributions from members.

Sources and Uses of Liquidity

Our sources of liquidity are (i) cash on hand, (ii) net working capital, (iii) cash flows from operations, (iv) realizations on our investments, (v) net proceeds from borrowings under the Revolving Credit Facility and issuances of publicly-registered debt and (vi) other potential financings. We believe that these sources of liquidity will be sufficient to fund our working capital requirements and to meet our commitments in the foreseeable future. We expect that our primary liquidity needs will be comprised of cash to (i) provide capital to facilitate the growth of our existing investment management business, (ii) fund our commitments to funds that we advise, (iii) provide capital to facilitate our expansion into business that are complementary to our existing investment management business, (iv) pay operating expenses, including cash compensation to our employees , (v) fund capital expenditures, (vi) pay income taxes, and (vii) make distributions to our unitholders.

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

Critical Accounting Policies

We prepare our consolidated financial statements in accordance with U.S. GAAP. In applying many of these accounting principles, we need to make assumptions, estimates or judgments that affect the reported amounts of assets, liabilities, revenues and expenses in our consolidated financial statements. We base our estimates and judgments on historical experience and other assumptions that we believe are reasonable under the circumstances. These assumptions, estimates or judgments, however, are both subjective and subject to change, and actual results may differ from our assumptions and estimates. If actual amounts are ultimately different from our estimates, the revisions are included in our results of operations for the period in which the actual amounts become known. We believe the following critical accounting policies could potentially produce materially different results if we were to change underlying assumptions, estimates or judgments. See Note 2, “Summary of Significant Accounting Policies,” to our audited consolidated financial statements included in this Form 10-K for a summary of our significant accounting policies.

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

For legal entities evaluated for consolidation, we must determine whether the interests that it holds and fees paid to it qualify as a variable interest in an entity. This includes an evaluation of the management fees and performance fees paid to us when acting as a decision maker or service provider to the entity being evaluated. Under the new guidance, fees received by us that are customary and commensurate with the level of services provided, and we don’t hold other economic interests in the entity that would absorb more than an insignificant amount of the expected losses or returns of the entity, would not be considered a variable interest. We factor in all economic interests including proportionate interests through related parties, to determine if fees are considered a variable interest. Prior to the adoption of the new consolidation guidance, these fees were considered variable interests by us.

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

For those entities that qualify as a VIE, the primary beneficiary is generally defined as the party who has a controlling financial interest in the VIE. We are generally deemed to have a controlling financial interest if we have the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance, and the obligation to absorb losses or receive benefits from the VIE that could potentially be significant to the VIE. We determine whether we are the primary beneficiary of a VIE at the time we become initially involved with the VIE and we reconsider that conclusion continuously. The primary beneficiary evaluation is generally performed qualitatively on the basis of all facts and circumstances. However, quantitative information may also be considered in the analysis, as appropriate. These assessments require judgments. Each entity is assessed for consolidation on a case-by-case basis.

For those entities evaluated under the voting interest model, we consolidate the entity if we have a controlling financial interest. We have a controlling financial interest in a voting interest entity (“VOE”) if we own a majority voting interest in the entity. Prior to the new guidance, we consolidated VOE’s where we were the general partner and as such, were presumed to have control, regardless of our ownership.

Consolidated Funds

With respect to the Consolidated Funds, which represent limited partnerships, Medley LLC earns a fixed management fee based on either (i) limited partners’ capital commitments to the funds, (ii) invested capital, (iii) NAV, or (iv) lower of cost or market value of a fund’s portfolio investments. In addition, Medley earns a performance fee based upon the investment returns in excess of a stated hurdle rate. We considered the accounting treatment under ASU 2010-10, Amendments for Certain Investment Funds, and determined that the funds were not VIEs for the year ended December 31, 2014. However, as the general partner, and due to the lack of substantive kick out or participating rights of the limited partners, these funds were consolidated under the voting interest model in accordance with ASC 810-20, Control of Partnerships and Similar Entities, for the year ended December 31, 2014.

Deconsolidated Funds

Certain funds that have historically been consolidated in the financial statements are no longer consolidated. We had consolidated MOF I in our consolidated financial statements under the voting interest model in accordance with ASC 810-20, as we were the general partner and the limited partners lacked substantive kick out or participating rights. Effective January 1, 2015, we completed our role as investment manager of this fund and transitioned the management of the residual assets of this fund to another asset manager. As a result of this transition, we deconsolidated the financial statements of this fund, on January 1, 2015. There was no gain or loss recognized upon deconsolidation. In addition, on January 1, 2015, we deconsolidated the one remaining consolidated fund as a result of the adoption of ASU 2015-02.

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

Performance fees receivable is presented separately in our audited consolidated statements of financial condition included in this Form 10-K and represents performance fees recognized but not yet collected. The timing of the payment of performance fees due to the general partner or investment manager varies depending on the terms of the applicable fund agreements.

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

Income Taxes

We are treated as a partnership for income tax purposes and are therefore not subject to U.S. federal, sates and local corporate income taxes. We are subject to the New York City unincorporated business tax attributable to taxable income allocable to New York City.

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

Recent Accounting Pronouncements

Information regarding recent accounting pronouncements and their impact on us can be found in Note 2, “Summary of Significant Accounting Policies,” to our audited consolidated financial statements included in this Form 10-K.

Off-Balance Sheet Arrangements

In the normal course of business, we may engage in off-balance sheet arrangements, including transactions in guarantees, commitments, indemnifications and potential contingent repayment obligations.

See Note 9, “Commitments and Contingencies,” to our audited consolidated financial statements included in this Form 10-K for a discussion of our commitments and contingencies.

Contractual Obligations

The following table sets forth information relating to our contractual obligations as of December 31, 2016.

	Less than 1 year	1 - 3 years	4 - 5 years	More than 5 years	Total
	(Amounts in thousands)
Medley Obligations
Operating lease obligations (1)	$2,683	$5,414	$5,263	$4,254	$17,614
Loans payable (2)	—	54,800	—	—	54,800
Senior unsecured debt (3)	—	—	—	53,595	53,595
Interest obligations on debt (4)	6,637	11,664	7,369	17,042	42,712
Revenue share payable	1,168	2,478	2,044	439	6,129
Capital commitments to funds (5)	525	—	—	—	525
Total	$11,013	$74,356	$14,676	$75,330	$175,375
____________

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

(2)
We have included all loans described in Note 6, “Loans Payable,” to our consolidated financial statements included in this Form 10-K. The amounts in this table include $44.8 million relating to our Term Loan Facility which was repaid in full in February 2017 using the proceeds from the issuance of additional senior unsecured debt.

(3)	We have included all loans described in Note 7, “Senior Unsecured Debt,” to our consolidated financial statements included in this Form 10-K.

(3)	Our future interest obligations on debt outstanding assume an interest rate of 6.5% on our Term Loan balance and an interest of 6.875% on our senior unsecured debt balance.

(4)	Represents equity commitments by us to certain long-dated private funds managed by us. These amounts are generally due on demand and are therefore presented in the less than one year category.

Tax Receivable Agreement. Holders of Medley LLC Units (other than Medley Management Inc.) may, subject to certain conditions and transfer restrictions applicable to such members as set forth in the operating agreement of Medley LLC, from and after the first anniversary of the date of the completion of the IPO (subject to the terms of the exchange agreement), exchange their LLC Units for shares of Class A common stock of Medley Management Inc. on a one-for-one basis. Medley LLC intends to make an election under Section 754 of the Internal Revenue Code of 1986, as amended, and the regulations thereunder (the “Code”) effective for each taxable year in which an exchange of LLC Units for shares of Class A common stock occurs, which is expected to result in increases to the tax basis of the assets of Medley LLC at the time of an exchange of LLC Units. The exchanges are expected to result in increases in the tax basis of the tangible and intangible assets of Medley LLC. These increases in tax basis may reduce the amount of tax that Medley Management Inc. would otherwise be required to pay in the future. We have entered into a tax receivable agreement with the holders of LLC Units that provides for the payment by Medley Management Inc. to exchanging holders of LLC Units of 85% of the benefits, if any, that Medley Management Inc. is deemed to realize as a result of these increases in tax basis and of certain other tax benefits related to our entering into the tax receivable agreement, including tax benefits attributable to payments under the tax receivable agreement. This payment obligation is an obligation of Medley Management Inc. and not of Medley LLC. For purposes of the tax receivable agreement, the cash tax savings in income tax will be computed by comparing the actual income tax liability of Medley Management Inc. (calculated with certain assumptions) to the amount of such taxes that Medley Management Inc. would have been required to pay had there been no increase to the tax basis of the assets of Medley LLC as a result of the exchanges and had Medley Management Inc. not entered into the tax receivable agreement. Estimating the amount of payments that may be made under the tax receivable agreement is by its nature imprecise, insofar as the calculation of amounts payable depends on a variety of factors. While the actual increase in tax basis, as well as the amount and timing of any payments under the tax receivable agreement, will vary depending upon a number of factors, including the timing of exchanges, the price of shares of our Class A common stock at the time of the exchange, the extent to which such exchanges are taxable and the amount and timing of our income. See “Certain Relationships and Related Person Transactions - Tax Receivable Agreement” described in our Prospectus. We anticipate that we will account for the effects of these increases in tax basis and associated payments under the tax receivable agreement arising from future exchanges as follows:

•	we will record an increase in deferred tax assets for the estimated income tax effects of the increases in tax basis based on enacted federal and state tax rates at the date of the exchange;

•
to the extent we estimate that we will not realize the full benefit represented by the deferred tax asset, based on an analysis that will consider, among other things, our expectation of future earnings, we will reduce the deferred tax asset with a valuation allowance; and

•
we will record 85% of the estimated realizable tax benefit (which is the recorded deferred tax asset less any recorded valuation allowance) as an increase to the liability due under the tax receivable agreement and the remaining 15% of the estimated realizable tax benefit as an increase to additional paid-in capital.

All of the effects of changes in any of our estimates after the date of the exchange will be included in net income. Similarly, the effect of subsequent changes in the enacted tax rates will be included in net income.

Indemnifications

In the normal course of business, we enter into contracts that contain indemnities for our affiliates, persons acting on our behalf or such affiliates and third parties. The terms of the indemnities vary from contract to contract and the maximum exposure under these arrangements, if any, cannot be determined and has neither been recorded in our consolidated financial statements. As of December 31, 2016, we have not had prior claims or losses pursuant to these contracts and expect the risk of loss to be remote.

Contingent Obligations

The partnership documents governing our funds generally include a clawback provision that, if triggered, may give rise to a contingent obligation that may require the general partner to return amounts to the fund for distribution to investors. Therefore, performance fee revenue, generally, is subject to reversal in the event that the funds incur future losses. These losses are limited to the extent of the cumulative performance fee revenue recognized in income to date, net of a portion of taxes paid. Due in part to our investment performance and the fact that our performance fee revenue is generally determined on a liquidation basis, as of December 31, 2016, we accrued $7.1 million for clawback obligations that would need to be paid had the funds been liquidated as of that date. There can be no assurance that we will not incur additional clawback obligations in the future. If all of the existing investments were valued at $0, the amount of cumulative performance fee revenue that have been recognized would be reversed. We believe that the possibility of all of the existing investments becoming worthless is remote. At December 31, 2016, had we assumed all existing investments were valued at $0, the net amount of performance fee revenue subject to additional reversal would have been approximately $7.1 million.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

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

As such, based on an incremental 10% short-term increase in fair value of the investments in our permanent capital vehicles, long-dated private funds and SMAs’ as of December 31, 2016, we calculated a $0.8 million increase in management fees for the year ended December 31, 2016. In the case of a 10% short-term decline in fair value of the investments in our permanent capital, long-dated funds and SMAs’ as of December 31, 2016, we calculated a $1.0 million decrease in management fees for the year ended December 31, 2016.

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

As such, based on an incremental 10% short-term increase in fair value of the investments in our long-dated private funds and SMAs’ as of December 31, 2016, we calculated a $36.5 million increase in performance fees for the year ended December 31, 2016. In the case of a 10% short-term decline in fair value of investments in our long-dated private funds and SMAs’ as of December 31, 2016, we calculated a $4.8 million decrease in performance fees for the year ended December 31, 2016.

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

As such, based on an incremental 10% short-term increase in fair value of the investments in our permanent capital vehicles as of December 31, 2016, we calculated a $5.3 million increase in Part I and II incentive fees for year ended December 31, 2016. In the case of a 10% short-term decline in fair value of the investments in our permanent capital vehicles as of December 31, 2016, we calculated a $0.4 million increase in Part I incentive fees for the year ended December 31, 2016, respectively.

Interest Rate Risk

As of December 31, 2016, we had $101.6 million of debt outstanding, presented as debt obligations on our audited consolidated financial statements included elsewhere in this Form 10-K. The annual interest rate on our Term Loan Facility was 6.50% compared to fixed rate of 6.875% on our Senior Unsecured Debt as of December 31, 2016.

Based on the floating rate component of our loans payable as of December 31, 2016, we estimate that in the event of a change of 100 basis point in interest rates and the outstanding balance as of December 31, 2016, interest expense related to variable rates would increase or decrease by 15% or $0.7 million for the year ended December 31, 2016.

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

Item 8.    Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Medley LLC

We have audited the accompanying consolidated balance sheets of Medley LLC (prior to May 29, 2014, Medley LLC and Medley GP Holdings LLC) and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, changes in equity and redeemable non-controlling interests, and cash flows for each of the three years in the period ended December 31, 2016. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Medley LLC and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles

/s/ RSM US LLP

New York, New York
March 16, 2017

Medley LLC
(Prior to May 29, 2014, Medley LLC and Medley GP Holdings LLC)

Consolidated Balance Sheets
(Amounts in thousands, except share and per share amounts)

	As of December 31,
	2016	2015
Assets
Cash and cash equivalents	$49,566	$71,300
Restricted cash equivalents	4,897	—
Investments, at fair value	31,904	16,360
Management fees receivable	12,630	16,172
Performance fees receivable	4,961	2,518
Other assets	17,004	11,797
Total assets	$120,962	$118,147

Liabilities and Equity
Loans payable	$52,178	$100,871
Senior unsecured debt	49,793	—
Accounts payable, accrued expenses and other liabilities	36,193	34,223
Performance fee compensation payable	985	1,823
Total liabilities	139,149	136,917

Commitments and contingencies (Note 9)

Redeemable Non-controlling Interests	30,805	—

Equity
Accumulated other comprehensive income (loss)	166	—
Non-controlling interests in consolidated subsidiaries	(1,717)	(459)
Member's deficit	(47,441)	(18,311)
Total equity (deficit)	(48,992)	(18,770)
Total liabilities, redeemable non-controlling interests and equity	$120,962	$118,147

See accompanying notes to consolidated financial statements

Medley LLC
(Prior to May 29, 2014, Medley LLC and Medley GP Holdings LLC)

Consolidated Statements of Operations
(Amounts in thousands, except share and per share amounts)

	For the Years Ended December 31,
	2016	2015	2014
Revenues
Management fees (includes Part I incentive fees of $14,209, $21,487 and $19,507, respectively)	$65,496	$75,675	61,252
Performance fees	2,421	(15,685)	2,050
Other revenues and fees	8,111	7,436	8,871
Total revenues	76,028	67,426	72,173

Expenses
Compensation and benefits	27,800	26,768	20,322
Performance fee compensation	(319)	(8,049)	(1,543)
Consolidated Funds expenses	—	—	1,670
General, administrative and other expenses	28,540	16,836	16,312
Total expenses	56,021	35,555	36,761

Other income (expense)
Dividend income	1,304	886	886
Interest expense	(9,226)	(8,469)	(5,520)
Other income (expenses), net	(1,070)	(1,641)	(1,773)
Interest and other income of Consolidated Funds	—	—	71,468
Interest expense of Consolidated Funds	—	—	(9,951)
Net realized gain (loss) on investments of Consolidated Funds	—	—	789
Net change in unrealized appreciation (depreciation) on investments of Consolidated Funds	—	—	(20,557)
Net change in unrealized depreciation (appreciation) on secured borrowings of Consolidated Funds	—	—	1,174
Total other income (expense), net	(8,992)	(9,224)	36,516
Income (loss) before income taxes	11,015	22,647	71,928
Provision for (benefit from) income taxes	464	392	1,854
Net income (loss)	10,551	22,255	70,074
Net income attributable to non-controlling interests in Consolidated Funds	—	—	29,717
Net income (loss) attributable to redeemable non-controlling interests and non-controlling interests in consolidated subsidiaries	2,549	(885)	1,933
Net income attributable to Medley LLC	$8,002	$23,140	$38,424

See accompanying notes to consolidated financial statements

Medley LLC
(Prior to May 29, 2014, Medley LLC and Medley GP Holdings LLC)

Consolidated Statements of Comprehensive Income
(Amounts in thousands)

	For the Years Ended December 31,
	2016	2015	2014
Net income (loss)	$10,551	$22,255	$70,074
Other comprehensive income (loss):
Change in fair value of available-for-sale securities	194	—	—
Total comprehensive income (loss)	10,745	22,255	70,074
Comprehensive income (loss) attributable to non-controlling interests in Consolidated Funds	—	—	29,717
Comprehensive income (loss) attributable to redeemable non-controlling interests and non-controlling interests in consolidated subsidiaries	2,577	(885)	1,933
Comprehensive income attributable to Medley LLC	$8,168	$23,140	$38,424

See accompanying notes to consolidated financial statements

Medley LLC
(Prior to May 29, 2014, Medley LLC and Medley GP Holdings LLC)

Consolidated Statement of Changes in Equity and Redeemable Non-controlling Interests
(Amounts in thousands, except share and per share amounts)

	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests in Consolidated Funds	Non-controlling Interests in Consolidated Subsidiaries	Members' Equity (Deficit)	Total Equity	Redeemable Non- controlling Interests

Balance at January 1, 2014	$—	$464,475	$40	$(18,554)	$445,961	$—
Contributions	—	154,044	928	101,335	256,307	—
Distributions	—	(22,688)	(1,375)	(122,840)	(146,903)	—
Initial public offering costs of Medley Management Inc.	—	—	—	(3,715)	(3,715)	—
Net income	—	29,717	1,933	38,424	70,074	—
Balance at December 31, 2014	—	625,548	1,526	(5,350)	621,724	—
Deconsolidation of MOF I LP	—	(15,321)	—	—	(15,321)	—
Deconsolidation of MOF II LP	—	(610,227)	—	—	(610,227)	—
Net income	—	—	(885)	23,140	22,255	—
Excess tax benefit from dividends paid to RSU holders	—	—	—	21	21	—
Repurchases of LLC Units	—	—	—	(101)	(101)	—
Contributions	—	—	—	3,053	3,053	—
Distributions	—	—	(1,100)	(39,074)	(40,174)	—
Balance at December 31, 2015	—	—	(459)	(18,311)	(18,770)	—
Net income (loss)	—	—	(16)	8,002	7,986	2,565
Change in fair value of available-for-sale securities	166	—	—	—	166	28
Excess tax benefit from dividends paid to RSU holders	—	—	—	21	21	—
Repurchases of LLC Units	—	—	—	(1,198)	(1,198)	—
Contributions	—	—	12	3,811	3,823	17,010
Distributions	—	—	(1,547)	(27,419)	(28,966)	(994)
Reclassification of redeemable non-controlling interest	—	—	(41)	(12,155)	(12,196)	12,196
Issuance of non-controlling interests, at fair value	—	—	334	(192)	142	—
Balance at December 31, 2016	$166	$—	$(1,717)	$(47,441)	$(48,992)	$30,805

See accompanying notes to consolidated financial statements

Medley LLC
(Prior to May 29, 2014, Medley LLC and Medley GP Holdings LLC)

Consolidated Statements of Cash Flows (Amounts in thousands)

	For the Years Ended December 31,
	2016	2015	2014
Cash flows from operating activities
Net income (loss)	$10,551	$22,255	70,074
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Non-cash stock-based compensation	3,811	3,053	895
Amortization of debt issuance costs	1,018	545	752
Accretion of debt discount	958	776	604
Provision for (benefit from) deferred taxes	(480)	(270)	(486)
Depreciation and amortization	913	454	401
Net change in unrealized depreciation (appreciation) on investments	(27)	885	272
Loss (income) from equity method investments	93	12,578	—
Other non-cash amounts	169	—	—
Operating adjustments related to Consolidated Funds:
Provision for (benefit from) deferred taxes	—	—	(243)
Interest income paid-in-kind	—	—	(5,264)
Accretion of original issue discount	—	—	(1,760)
Net realized (gain) loss on investments	—	—	(789)
Net change in unrealized depreciation (appreciation) on investments	—	—	20,556
Net change in unrealized appreciation (depreciation) on secured borrowings of Consolidated Funds	—	—	(1,174)
Changes in operating assets and liabilities:
Management fees receivable	3,542	(999)	(6,252)
Performance fees receivable	(2,443)	3,055	(2,234)
Other assets	(1,378)	(4,500)	(1,499)
Accounts payable, accrued expenses and other liabilities	(398)	344	8,073
Performance fee compensation payable	(838)	(9,984)	(4,418)
Changes in operating assets and liabilities of Consolidated Funds:
Cash and cash equivalents	—	—	22,244
Cost of investments purchased	—	—	(448,258)
Proceeds from sales and repayments of investments	—	—	154,549
Other assets	—	—	(6,784)
Accounts payable, accrued expenses and other liabilities	—	—	4,539
Net cash provided by (used in) operating activities	15,491	28,192	(196,202)
Cash flows from investing activities
Purchases of fixed assets	(1,935)	(795)	(521)
Distributions received from equity method investments	1,678	496	—
Purchases of available-for-sale securities	(16,815)	—	—
Net cash provided by (used in) investing activities	(17,072)	(299)	(521)

See accompanying notes to consolidated financial statements

Medley LLC
(Prior to May 29, 2014, Medley LLC and Medley GP Holdings LLC)

Consolidated Statements of Cash Flows (Amounts in thousands)

	For the Years Ended December 31,
	2016	2015	2014
Cash flows from financing activities
Repayment of debt obligations	(50,513)	(1,250)	(51,937)
Proceeds from issuance of debt obligations	52,588	—	123,900
Payment of Initial Public Offering costs of Medley Management Inc.	—	—	(3,715)
Capital contributions from non-controlling interests in consolidated subsidiaries and redeemable non-controlling interests	17,022	—	—
Capital contributions from members			100,440
Distributions to members and redeemable non-controlling interests	(29,960)	(40,174)	(120,787)
Debt issuance costs	(2,916)	—	(2,546)
Repurchases of LLC Units	(1,198)	(101)	—
Capital contributions to equity method investments	(279)	(1,074)	—
Financing activities of Consolidated Funds
Contributions from non-controlling interest holders	—	—	154,044
Distributions to non-controlling interest holders	—	—	(22,688)
Proceeds from secured borrowings	—	—	115,439
Repayments on secured borrowings	—	—	(14,816)
Net cash provided by (used in) financing activities	(15,256)	(42,599)	277,334
Net increase (decrease) in cash, cash equivalents and restricted cash equivalents	(16,837)	(14,706)	80,611
Cash, cash equivalents and restricted cash equivalents, beginning of period	71,300	86,006	5,395
Cash, cash equivalents and restricted cash equivalents, end of period	$54,463	$71,300	$86,006

Reconciliation of cash, cash equivalents, and restricted cash equivalents reported on the consolidated balance sheets to the total of such amounts reported on the consolidated statements of cash flows
Cash and cash equivalents	$49,566	$71,300	$86,006
Restricted cash equivalents	4,897	—	—
Total cash, cash equivalents and restricted cash equivalents	$54,463	$71,300	$86,006

Supplemental cash flow information
Interest paid	$7,992	$6,576	$3,900
Income taxes paid	2,085	4,982	2,411
Supplemental disclosure of non-cash investing activities
Investment in MOF I LP attributed to deconsolidation	$—	$1,768	$—
Investment in MOF II LP attributed to deconsolidation	—	10,474	—
Fixed assets	2,293	—	—
Supplemental disclosure of non-cash financing activities
Issuance of non-controlling interest, at fair value	$192	$—	$—
Reclassification of redeemable non-controlling interest	12,155	—	—
Non-cash distribution to members	—	—	3,428
Non-cash debt	—	—	2,500
Transfer of membership interests to non-controlling interests in consolidated subsidiaries	—	—	928

See accompanying notes to consolidated financial statements

Medley LLC
(Prior to May 29, 2014, Medley LLC and Medley GP Holdings LLC)

Notes to Consolidated Financial Statements

1.          ORGANIZATION AND BASIS OF PRESENTATION

Medley LLC is an asset management firm offering yield solutions to retail and institutional investors. Medley LLC's national direct origination franchise provides capital to the middle market in the U.S. Medley LLC provides investment management services to permanent capital vehicles, long-dated private funds and separately managed accounts and serves as the general partner to the private funds, which are generally organized as pass-through entities. Medley LLC is headquartered in New York City and has an office in San Francisco.

The Company’s business is currently comprised of only one reportable segment, the investment management segment, and substantially all of the Company operations are conducted through this segment. The investment management segment provides investment management services to permanent capital vehicles, long-dated private funds and separately managed accounts. The Company conducts its investment management business in the U.S., where substantially all its revenues are generated.

Medley LLC was formed on October 27, 2010 and is the operating company of Medley Management Inc., a public company traded under the symbol “MDLY.” Medley Management Inc. is the sole managing member of Medley LLC. Medley Management Inc. was incorporated on June 13, 2014 and commenced operations on September 29, 2014 upon completion of its initial public offering (“IPO”) of its Class A common stock. Medley Management Inc.'s sole operating asset is its investment in Medley LLC.

Registered Public Offering of Medley LLC Notes

On August 9, 2016, Medley LLC completed a registered public offering of $25.0 million of an aggregate principal amount of 6.875% senior notes due 2026 at a public offering price of 100% of the principal amount. On October 18, 2016, Medley LLC completed a public offering of an additional $28.6 million in aggregate principal amount of 6.875% senior notes due 2026 at a public offering price of $24.45 for each $25.00 principal amount of notes. The notes mature on August 15, 2026 and interest is payable quarterly. The notes will be redeemable in whole or in part at Medley's option on or after August 15, 2019 at a redemption price of 100% of the aggregate principal amount plus accrued and unpaid interest payments. The Company used the net proceeds from the offering to repay a portion of the outstanding indebtedness under the Company's Term Loan Facility. The notes are listed on the New York Stock Exchange and trades thereon under the trading symbol “MDLX.”

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

The pre-IPO owners are, subject to limited exceptions, prohibited from transferring any LLC Units held by them or any shares of Class A common stock received upon exchange of such LLC Units, until the third anniversary of the date of the closing of the IPO of Medley Management Inc. without the consent of the managing member. Thereafter and prior to the fourth and fifth anniversaries of the closing of the IPO of Medley Management Inc., such holders may not transfer more than 33 1/3% and 66 2/3%, respectively, of the number of LLC Units held by them, together with the number of any shares of Class A common stock received by them upon exchange therefor, without the consent of the managing member.

Basis of Presentation

The accompanying consolidated financial statements have been prepared on the accrual basis of accounting in conformity with U.S. generally accepted accounting principles (“GAAP”) and include the accounts of Medley LLC and its consolidated subsidiaries (collectively, “Medley” or the “Company”) and, for the year ended December 31, 2014, certain funds (individually “Consolidated Funds,” collectively, the “Company”).

The Consolidated Funds have been consolidated in the accompanying financial statements for the year ended December 31, 2014 in accordance with U.S. GAAP. Including the results of the Consolidated Funds significantly increases the reported amounts of the revenues, expenses and cash flows of the Company; however, the Consolidated Funds' results included herein have

Medley LLC
(Prior to May 29, 2014, Medley LLC and Medley GP Holdings LLC)

Notes to Consolidated Financial Statements

no direct effect on the net income attributable to members or on total equity. The economic ownership interests of the investors in the Consolidated Funds are reflected as “Non-controlling interests in Consolidated Funds” and as “Net income attributable to non-controlling interests in Consolidated Funds” in the accompanying consolidated financial statements.

Prior to the Reorganization and IPO of Medley Management Inc. on September 29, 2014, all compensation for services rendered by senior Medley LLC professionals were reflected as distributions from members' capital rather than as compensation expense. Subsequent to the Reorganization and IPO of Medley Management Inc., all guaranteed payments made to these senior professionals are recognized as compensation expense.

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

For legal entities evaluated for consolidation, the Company must determine whether the interests that it holds and fees paid to it qualify as a variable interest in an entity. This includes an evaluation of the management fees and performance fees paid to the Company when acting as a decision maker or service provider to the entity being evaluated. Under the new guidance, if fees received by the Company are customary and commensurate with the level of services provided, and the Company does not hold other economic interests in the entity that would absorb more than an insignificant amount of the expected losses or returns of the entity, the interest that the Company holds would not be considered a variable interest. The Company factors in all economic interests including proportionate interests through related parties, to determine if fees are considered a variable interest. Prior to the adoption of the new consolidation guidance, these fees were considered variable interests by the Company.

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

For those entities that qualify as a VIE, the primary beneficiary is generally defined as the party who has a controlling financial interest in the VIE. The Company is generally deemed to have a controlling financial interest if it has the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance, and the obligation to absorb losses or receive benefits from the VIE that could potentially be significant to the VIE. The Company determines whether it is the primary beneficiary of a VIE at the time it becomes initially involved with the VIE and reconsiders that conclusion continuously. The primary beneficiary evaluation is generally performed qualitatively on the basis of all facts and circumstances. However, quantitative information may also be considered in the analysis, as appropriate. These assessments require judgments. Each entity is assessed for consolidation on a case-by-case basis.

For those entities evaluated under the voting interest model, the Company consolidates the entity if it has a controlling financial interest. The Company has a controlling financial interest in a voting interest entity (“VOE”) if it owns a majority voting interest in the entity. Prior to the new guidance, the Company consolidated VOE’s where it was the general partner and as such, was presumed to have control, regardless of its ownership interest.

Medley LLC
(Prior to May 29, 2014, Medley LLC and Medley GP Holdings LLC)

Notes to Consolidated Financial Statements

Consolidated Variable Interest Entities

As of December 31, 2016, Medley LLC has three majority owned subsidiaries, SIC Advisors LLC, Medley Seed Funding I LLC and STRF Advisors LLC, all of which are consolidated VIEs. Each of these entities was organized as a limited liability company and was legally formed to either manage a designated fund or strategically invest capital as well as isolate business risk. As of December 31, 2016, total assets and total liabilities, after eliminating entries, of these VIEs reflected in the consolidated balance sheets were $51.7 million and $22.8 million, respectively. As of December 31, 2015, Medley had only one majority owned subsidiary, SIC Advisors LLC, which was a consolidated VIE. As of December 31, 2015, total assets and total liabilities, after eliminating entries, of this VIE reflected in the consolidated balance sheets were $31.1 million and $21.2 million, respectively. Except to the extent of the assets of these VIEs that are consolidated, the holders of the consolidated VIEs’ liabilities generally do not have recourse to the Company.

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

Consolidated Funds

With respect to the Consolidated Funds, which represent limited partnerships, Medley LLC earns a fixed management fee based on either (i) limited partners' capital commitments to the funds, (ii) invested capital, (III) net asset value (“NAV”), or (iv) lower of cost or market value of a fund's portfolio investments. In addition, Medley earns a performance fee based upon the investment returns in excess of a stated hurdle rate. The Company considered the accounting treatment under ASU 2010-10, Amendments for Certain Investment Funds, and determined that the funds were not VIEs for the year ended December 31, 2014. However, as the general partner, and due to the lack of substantive kick out or participating rights of the limited partners, these funds were consolidated under the voting interest model in accordance with ASC 810-20, Control of Partnerships and Similar Entities, for the year ended December 31, 2014.

Deconsolidated Funds

Certain funds that have historically been consolidated in the financial statements are no longer consolidated. The Company had consolidated MOF I in its consolidated financial statements in accordance with ASC 810-20, as the Company was the general partner and the limited partners lacked substantive kick out or participating rights. Effective January 1, 2015, the Company completed its role as investment manager of this fund and transitioned the management of the residual assets of this fund to another asset manager. As a result of the transition, the Company deconsolidated the financial statements of this fund, on January 1, 2015. There was no gain or loss recognized upon deconsolidation.

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

Non-Consolidated Variable Interest Entities

Beginning in November 2006, Medley held a variable interest in an investment fund which was formed under the laws of the Cayman Islands and organized to make investments in a diversified portfolio of corporate and asset-based investments. The equity holders (as a group) lack the direct and indirect ability through voting rights or similar rights to make decisions about this legal entity's activities that have a significant effect on the success of the legal entity. As such, this entity is considered to be a VIE under the guidance of ASU 2010-10. Medley had a variable interest in the fund through an investment management agreement pursuant to which Medley managed the investment activities of the fund, received and annual base management fee and was entitled to receive an incentive fee, subject to the underlying financial performance of the investment fund. The Company did not

Medley LLC
(Prior to May 29, 2014, Medley LLC and Medley GP Holdings LLC)

Notes to Consolidated Financial Statements

consolidate this entity's expected losses or receive a majority of the entity's returns. Effective October 31, 2014, the investment management agreement was terminated and Medley transferred its responsibilities to a new investment manager and, therefore, no longer holds a variable interest in this entity.

The Company received no management fees from this non-consolidated VIE for the years ended December 31, 2016 and 2015. For the year ended December 31, 2014, the Company received management fees from this entity of $1.1 million. As of December 31, 2016 and 2015, there were no assets recognized in the Company's consolidated balance sheets related to this non-consolidated VIE and Medley had no exposure to losses from the entity.

The Company holds interests in certain VIEs that are not consolidated because the Company is not deemed the primary beneficiary. The Company's interest in these entities is in the form of insignificant equity interests and fee arrangements. The maximum exposure to loss represents the potential loss of assets by the Company relating to these non-consolidated entities.

As of December 31, 2016, the Company recorded investments, at fair value, attributed to these non-consolidated VIEs of $5.1 million, receivables of $1.9 million included as a component of other assets and a clawback obligation of $7.1 million included as a component of accounts payable, accrued expenses and other liabilities on the Company’s consolidated balance sheets. The clawback obligation assumes a hypothetical liquidation of a fund’s investments, at their then current fair values and a portion of tax distributions relating to performance fees which would need to be returned. As of December 31, 2015, the Company recorded investments, at fair value of $5.9 million, receivables of $0.9 million included as a component of other assets and a clawback obligation of $7.1 million included as a component of accounts payable, accrued expenses and other liabilities on the Company’s consolidated balance sheets. As of December 31, 2016, the Company’s maximum exposure to losses from these entities is $7.0 million.

Concentration of Credit and Market Risk

In the normal course of business, the Company's underlying funds encounter significant credit and market risk. Credit risk is the risk of default on investments in debt securities, loans and derivatives that result from a borrower's or derivative counterparty's inability or unwillingness to make required or expected payments. Credit risk is increased in situations where the Company's underlying funds are investing in distressed assets or unsecured or subordinate loans or in securities that are a material part of its respective business. Market risk reflects changes in the value of investments due to changes in interest rates, credit spreads or other market factors.

The Company's underlying funds may make investments outside of the United States. These non-U.S. investments are subject to the same risks associated with U.S. investments, as well as additional risks, such as fluctuations in foreign currency exchange rates, unexpected changes in regulatory requirements, heightened risk of political and economic instability, difficulties in managing the investments, potentially adverse tax consequences, and the burden of complying with a wide variety of foreign laws.

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

Medley LLC
(Prior to May 29, 2014, Medley LLC and Medley GP Holdings LLC)

Notes to Consolidated Financial Statements

Non-Controlling Interests in Consolidated Entities

Non-controlling interests in Consolidated Funds represent the component of equity in such consolidated entities held by third-parties. These interests are adjusted for general partner allocations and for subscriptions and redemptions that occur during the reporting period.

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

Cash and Cash Equivalents

Cash and cash equivalents include liquid investments in money market funds and demand deposits. The Company had cash balances with financial institutions in excess of Federal Deposit Insurance Corporation insured limits during the years ended December 31, 2016 and 2015. The Company monitors the credit standing of these financial institutions and has not experienced, and has no expectations of experiencing any losses with respect to such balances.

Restricted Cash Equivalents

Restricted cash equivalents consist of cash held at one of the Company's subsidiaries which was contributed by the Company and third-party investors. The restricted cash equivalents balance can only be used to purchase investments in new and existing Medley managed funds.

Adoption of ASU 2016-15

Effective October 1, 2016, the Company early adopted ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments. This guidance was issued to reduce the diversity in practice in how certain cash receipts and payments are classified in the statement of cash flows, including debt prepayment or extinguishment costs, the settlement of contingent liabilities arising from a business combination, proceeds from insurance settlements, and distributions from certain equity method investments. As a result of this guidance, the Company elected to treat distributions received from certain equity method investments using the cumulative earnings approach.  Under the cumulative earnings approach, an investor would compare the distributions received to its cumulative equity-method earnings since inception.  Any distributions received up to the amount of cumulative equity earnings would be considered a return on investment and classified in operating activities.  Any excess distributions would be considered a return of investment and classified in investing activities. The early adoption of this new guidance did not have an impact to the presentation of the statement of cash flows for the prior years presented.

Adoption of ASU 2016-18

Effective October 1, 2016, the Company early adopted ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which requires that the statement of cash flows show the change in the total of cash, cash equivalents and restricted cash for the applicable period presented. This new guidance also requires entities to reconcile such total to amounts on the balance sheet and disclose the nature of the restrictions. The Company early adopted this guidance using the retrospective transition method.   The early adoption of this new guidance did not have an impact to the presentation of the statement of cash flows for the prior years presented as the Company did not have any restricted cash for those periods presented.

Medley LLC
(Prior to May 29, 2014, Medley LLC and Medley GP Holdings LLC)

Notes to Consolidated Financial Statements

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

Investments also include available-for-sale securities which consist of an investment in publicly traded common stock. The Company measures the carrying value of its publicly traded investment in available-for-sale securities at the quoted market price on the primary market or exchange on which they trade. Unrealized appreciation (depreciation) resulting from changes in fair value of available-for-sale securities is recorded in accumulated other comprehensive income and redeemable non-controlling interests. Realized gains (losses) and declines in value determined to be other than temporary, if any, are reported in other income (expenses), net. The Company evaluates its investment in available-for-sale securities for impairment whenever events or changes in circumstances indicate that the carrying amounts of such investment may not be recoverable.

Prior to January 1, 2015, the Consolidated Funds reflected their investments at fair value with unrealized appreciation (depreciation) resulting from changes in fair value reflected as a component of net change in unrealized depreciation on investments of Consolidated Funds in the consolidated statements of operations.

Fixed Assets

Fixed assets consist primarily of furniture, fixtures, computer equipment, and leasehold improvements and are recorded at cost, less accumulated depreciation and amortization.

The Company calculates depreciation expense for furniture, fixtures, and computer equipment using the straight-line method over the estimated useful life used for the respective assets, which generally ranges from three to seven years. Amortization of leasehold improvements is provided on a straight-line basis over the shorter of the remaining term of the underlying lease or estimated useful life of the improvement. Useful lives of leasehold improvements range from three to eight years. Expenditures for major additions and improvements are capitalized, while minor replacements, maintenance and repairs are charged to expense as incurred. When property is retired or otherwise disposed of, the cost and accumulated depreciation are removed from accounts and any resulting gain or loss is reflected in Other Expenses, net in the consolidated statements of operations.

Debt Issuance Costs

Debt issuance costs represent direct costs incurred with obtaining financing and are amortized over the term of the underlying debt using the effective interest method. Debt issuance costs, and the related amortization expense, are adjusted when any prepayments of principal are made to the related outstanding debt. Amortization of debt issuance costs is included as a component of interest expense in the Company's consolidated statement of operations.

Revenues

Management Fees

Medley provides investment management services to both public and private investment vehicles. Management fees include base management fees, other management fees, and Part I incentive fees, as described below.

Medley LLC
(Prior to May 29, 2014, Medley LLC and Medley GP Holdings LLC)

Notes to Consolidated Financial Statements

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

Performance Fees

Performance fees consist principally of the allocation of profits from certain funds and separately managed accounts, to which Medley provides management services. Medley is generally entitled to an allocation of income as a performance fee after returning the invested capital plus a specified preferred return as set forth in each respective agreement. Medley recognizes revenues attributable to performance fees based upon the amount that would be due pursuant to the respective agreement at each period end as if the funds were terminated at that date. Accordingly, the amount recognized in the Company's consolidated financial statements reflects Medley’s share of the gains and losses of the associated funds’ underlying investments measured at their current fair values. Performance fee revenue may include reversals of previously recognized performance fees due to a decrease in the net income of a particular fund that results in a decrease of cumulative performance fees earned to date. Since fund return hurdles are cumulative, previously recognized performance fees also may be reversed in a period of appreciation that is lower than the particular fund’s hurdle rate. During the year ended December 31, 2016, the Company did not reverse previously recognized performance fees. During the year ended December 31, 2015, the Company reversed $24.0 million of previously recognized performance fees. For the year ended December 31, 2014, the Company reversed $4.4 million and $2.3 million of previously recognized performance fees on a standalone and consolidated basis, respectively. As of December 31, 2016, the Company recognized cumulative performance fees of $7.1 million.

Performance fees received in prior periods may be required to be returned by Medley in future periods if the funds’ investment performance declines below certain levels. Each fund is considered separately in this regard and, for a given fund, performance fees can never be negative over the life of a fund. If upon a hypothetical liquidation of a fund’s investments, at their then current fair values, previously recognized and distributed performance fees would be required to be returned, a liability is established for the potential clawback obligation. As of December 31, 2016, the Company had not received any performance fee distributions, except for tax distributions related to the Company’s allocation of net income, which included an allocation of performance fees. Pursuant to the organizational documents of each respective fund, a portion of these tax distributions is subject to clawback. As of December 31, 2016, the Company had accrued $7.1 million for clawback obligations that would need to be paid if the funds were liquidated at fair value as of the end of the reporting period. The Company’s actual obligation, however, would not become payable or realized until the end of a fund’s life.

Other Revenues and Fees

Medley provides administrative services to certain affiliated funds and is reimbursed for direct and allocated expenses incurred in providing such administrative services, as set forth in the respective fund agreements. These fees are recognized as revenue in the period administrative services are rendered.

During the year ended December 31, 2014, included in other revenues and fees are reimbursements received by Medley from SIC under its investment advisory agreement. Expenses incurred by Medley under this agreement are recorded within general, administrative, and other expenses in the consolidated statements of operations. For additional information on these reimbursements, refer to Note 10.

Medley LLC
(Prior to May 29, 2014, Medley LLC and Medley GP Holdings LLC)

Notes to Consolidated Financial Statements

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

Income Taxes

The Company is treated as a partnership for income tax purposes and is therefore not subject to U.S. federal, state and local income taxes. The Company is subject to New York City unincorporated business tax attributable to the Company's operations apportioned to New York City.

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

Leases

Certain lease agreements contain escalating payments and rent holiday periods. The related rent expense is recorded on a straight-line basis over the length of the lease term. The difference between rent expense and rent paid is recorded as deferred rent. Leasehold improvements made by the lessee and funded by landlord allowances or other incentives are also recorded as deferred rent and are amortized as a reduction in rent expense over the term of the lease. Deferred rent is included as a component of accounts payable, accrued expenses and other liabilities on the consolidated balance sheets.

Secured Borrowings of Consolidated Funds

The Consolidated Funds follow the guidance in ASC 860, Transfers and Servicing, when accounting for loan participations and other partial loan sales. Such guidance provides accounting and reporting standards for transfers and servicing of financial assets and requires a participation or other partial loan sale to meet the definition of a “participating interest,” as defined in the guidance. Under ASC 860, the Company applies a control-oriented approach to participating interests whereby control is considered to have been surrendered only if (i) the transferred financial assets have been isolated from the transferor, (ii) the transferee has the right to pledge or exchange the transferred financial assets it received, and (iii) the transferor, its consolidated affiliates in the financial statements being presented, or its agents do not maintain effective control over the transferred financial assets. Participations or other partial loan sales which do not meet all of these conditions remain on the Company’s consolidated balance sheets and the proceeds are recorded as a secured borrowing until the definition is met. Secured borrowings are carried at fair value to correspond with the related investments, which are carried at fair value.

For these participations or partial loan sales accounted for as secured borrowings, the interest income earned on the entire loan balance is recorded within interest and other income of Consolidated Funds and the interest income earned by the buyer in the partial loan sale is recorded as interest expense of Consolidated Funds in the accompanying consolidated statements of operations. Changes in the fair value of secured borrowings of Consolidated Funds are included in net change in unrealized depreciation (appreciation) on secured borrowings in the consolidated statements of operations.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which provides that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for such goods or services. To achieve this core principle, an entity should apply the following steps: (1) identify the contracts with a customer, (2) identify the performance obligations in the

Medley LLC
(Prior to May 29, 2014, Medley LLC and Medley GP Holdings LLC)

Notes to Consolidated Financial Statements

contracts, (3) determine the transaction prices, (4) allocate the transaction prices to the performance obligations in the contracts, and (5) recognize revenue when, or as, the entity satisfies a performance obligation. The guidance also requires advanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity’s contracts with customers. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which clarified the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which clarified the implementation guidance regarding performance obligations and licensing arrangements. The new standard will become effective for the Company on January 1, 2018, with early application permitted to the effective date of January 1, 2017. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. However, the adoption of this guidance is expected to impact the timing of performance fee revenue recognition. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

In August 2014, the FASB released ASU 2014-15, Presentation of Financial Statements – Going Concern, which requires a company to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity's ability to continue as a going concern within the one year period subsequent to the date that the financial statements are issued or within the one year period subsequent the date that the financial statements are available to be issued. This guidance is effective for fiscal years ending after December 15, 2016, and for annual and interim periods thereafter. The Company adopted this guidance effective January 1, 2017 and the adoption did not have an impact on the consolidated financial statements of the Company.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This guidance requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases, along with additional qualitative and quantitative disclosures. This guidance is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating the impact of adopting this standard on its consolidated financial statements. However, the adoption of this guidance is expected to result in a significant increase in total assets and total liabilities, but will not have a significant impact on the consolidated statement of operations.

The Company does not believe any other recently issued, but not yet effective, revisions to authoritative guidance will have a material effect on its consolidated balance sheets, results of operations or cash flows.

3.          INVESTMENTS

The components of investments are as follows:

	As of December 31,
	2016	2015
	(Amounts in thousands)
Equity method investments, at fair value	$14,895	$16,360
Available-for-sale securities	17,009	—
Total investments, at fair value	$31,904	$16,360

Equity Method Investments

Medley measures the carrying value of its public non-traded equity method investments at NAV per share. Unrealized appreciation (depreciation) resulting from changes in NAV per share is reflected as a component of other income (expense) in the

Medley LLC
(Prior to May 29, 2014, Medley LLC and Medley GP Holdings LLC)

Notes to Consolidated Financial Statements

consolidated statements of operations. The carrying value of the Company’s privately-held equity method investments is determined based on the amounts invested by the Company, adjusted for the equity in earnings or losses of the investee allocated based on the respective underlying agreements, less distributions received.

The Company evaluates its equity method investments for impairment whenever events or changes in circumstances indicate that the carrying amounts of such investments may not be recoverable. During the year ended December 31, 2016, the Company assessed that the liquidation value of its investment in CK Pearl Fund was below its carrying value and that such decline led to an other than temporary impairment. As a result, the Company recorded a $0.5 million loss on its investment in CK Pearl Fund which is included as a component of other income (expenses), net on the consolidated statements of operations. There were no impairment losses recorded during the years ended December 31, 2015 and 2014.

As of December 31, 2016 and 2015, the Company’s carrying value of its equity method investments was $14.9 million and $16.4 million, respectively. Included in this balance was $9.0 million as of December 31, 2016 and 2015 from the Company’s investment in publicly-held Sierra Income Corporation (“SIC”). The remaining balance as of December 31, 2016 and 2015 relates primarily to the Company’s investments in MOF II, Medley Opportunity Fund III LP (“MOF III”) and CK Pearl Fund.

Available-For-Sale Securities

As of December 31, 2016, the Company’s carrying value of its available-for-sale securities was $17.0 million and consisted of 2,264,892 shares of MCC. The Company measures the carrying value of its investment in MCC at fair value based on the quoted market price on the exchange on which its shares trade. As of December 31, 2016, the Company recorded less than $0.1 million of cumulative unrealized gains in redeemable non-controlling interests on the Company's consolidated balance sheets. There were no impairment charges recorded related to the Company’s investments in available-for-sale securities during the year ended December 31, 2016.

4.           FAIR VALUE MEASUREMENTS

The Company follows the guidance set forth in ASC 820 for measuring the fair value of investments in available-for-sale securities. Fair value is the price that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Where available, fair value is based on observable market prices or parameters, or derived from such prices or parameters. Where observable prices or inputs are not available, valuation models are applied. These valuation models involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the instruments or market and the instruments’ complexity. Financial instruments recorded at fair value in the consolidated financial statements are categorized for disclosure purposes based upon the level of judgment associated with the inputs to the valuation of the investment as of the measurement date. The three levels are defined as follows:

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

•
Level III – Valuations based on inputs that are unobservable and where there is little, if any, market activity at the measurement date. The inputs for the determination of fair value may require significant management judgment or estimation and is based upon management’s assessment of the assumptions that market participants would use in pricing the assets and liabilities. These investments include debt and equity investments in private companies or assets valued using the market or income approach and may involve pricing models whose inputs require significant judgment or estimation because of the absence of any meaningful current market data for identical or similar investments. The inputs in these valuations may include, but are not limited to, capitalization and discount rates, beta and EBITDA multiples. The information may also include pricing information or broker quotes that include a disclaimer that the broker would not be held to such a price in an actual transaction. The non-binding nature of consensus pricing and/or quotes accompanied by disclaimer would result in classification as Level III information, assuming no additional corroborating evidence.

Medley LLC
(Prior to May 29, 2014, Medley LLC and Medley GP Holdings LLC)

Notes to Consolidated Financial Statements

When determining the fair value of publicly traded equity securities, the Company uses the quoted market price as of the valuation date on the primary market or exchange on which they trade. The Company’s investments in available-for-sale securities are categorized as Level I. As of December 31, 2016 and 2015, there were no financial instruments classified as Level II or Level III.

Our equity method investments for which fair value is measured at NAV per share, or its equivalent, using the practical expedient, are not categorized in the fair value hierarchy.

A review of the fair value hierarchy classifications is conducted on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification for certain financials assets or liabilities. Reclassifications impacting all levels of the fair value hierarchy are reported as transfers in or out of Level I, II or III category as of the beginning of the quarter during which the reclassifications occur. There were no transfers between levels in the fair value hierarchy during the years ended December 31, 2016 and 2015.

5.           OTHER ASSETS

The components of other assets are as follows:

	As of December 31,
	2016	2015
	(Amounts in thousands)
Fixed assets, net of accumulated depreciation of $1,816 and $1,667, respectively	$4,998	$1,708
Security deposits	1,975	3,034
Administrative fees receivable (Note 10)	2,068	1,654
Deferred tax assets (Note 12)	1,584	1,029
Due from affiliates (Note 10)	2,133	1,555
Prepaid expenses and taxes	2,188	1,636
Other	2,058	1,181
Total other assets	$17,004	$11,797

6.          LOANS PAYABLE

The Company’s loans payable consist of the following:

	As of December 31,
	2016	2015
	(Amounts in thousands)
Term loans under the Credit Suisse Term Loan Facility, net of unamortized discount and debt issuance costs of $1,207 and $2,489, respectively	$43,593	$92,511
Non-recourse promissory notes, net of unamortized discount and debt issuance costs of $1,415 and $1,953, respectively	8,585	8,360
Total loans payable	$52,178	$100,871

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

Borrowings under the Term Loan Facility, bore interest, at the borrower’s option, at a rate equal to either a Eurodollar margin over an adjusted LIBOR (with a “floor” of 1.0%) or a base rate margin over an adjusted base rate determined by reference to the highest of (i) the term loan administrative agent’s prime rate; (ii) the federal funds effective rate in effect on such day plus 0.5%; and (iii) an adjusted LIBOR plus 1.0%. The applicable margins for the Term Loan Facility was 5.5%, in the case of Eurodollar

Medley LLC
(Prior to May 29, 2014, Medley LLC and Medley GP Holdings LLC)

Notes to Consolidated Financial Statements

loans and 4.5%, in the case of adjusted base rate loans. Outstanding borrowings under the Term Loan Facility bore interest at a rate of 6.5% as of December 31, 2016 and 2015. Borrowings were collateralized by substantially all of the equity interests in Medley LLC’s wholly owned subsidiaries.

The Term Loan Facility required principal repayments in quarterly installments equal to $1.4 million (which amount may be adjusted as a result of prepayment or incremental term loans drawn), with the remaining amount payable at maturity. The Company can also make voluntary repayments, without penalty, at any time prior to August 14, 2016, not to exceed $33.0 million in the aggregate. As of December 31, 2016 and 2015, outstanding borrowings under this facility were $43.6 million and $92.5 million, respectively, which is reflected net of unamortized discount and debt issuance costs of $1.2 million and $2.5 million, respectively. Debt issuance costs and the discount under the term loans were being accreted, using the effective interest method, over the term of the notes. Total interest expense under this Term Loan Facility, including accretion of the note discount and amortization of debt issuance costs, was $6.7 million, $7.0 million and $2.8 million for of the years ended December 31, 2016, 2015 and 2014, respectively. The fair value of the outstanding balance of Term Loan Facility approximated its par value as of December 31, 2016.

In August and October 2016, the Company voluntarily prepaid $23.5 million and $26.7 million, respectively, of outstanding term loans under this facility using the net proceeds from the offerings of senior unsecured debt (described in Note 7). The prepayments were applied against the remaining quarterly installments and a portion of the Term Loan Facility payable at maturity.

The Term Loan Facility also contained a financial covenant that required the Company to maintain a Maximum Net Leverage Ratio of not greater than 3.5 to 1.0, with which the Company is compliant. This ratio was calculated on a trailing twelve months basis and was the ratio of Total Net Debt, as defined, to Core EBITDA, as defined, and was calculated using the Company’s financial results and included the adjustments made to calculate Core EBITDA. Non-compliance with any of the financial or non-financial covenants without cure or waiver would constitute an event of default under the Term Loan Facility. The Term Loan Facility also contains other customary events of default, including defaults based on events of bankruptcy and insolvency, dissolution, nonpayment of principal, interest or fees when due, breach of specified covenants, change in control and material inaccuracy of representations and warranties. In February 2017, borrowings under this facility were paid off using the proceeds from the issuance of additional senior unsecured debt which resulted in the termination of the Term Loan Facility. Refer to Note 17, “Subsequent Events”.

CNB Credit Agreement

On August 19, 2014, the Company entered into a $15.0 million senior secured revolving credit facility with City National Bank (as amended, the “Revolving Credit Facility”). On May 3, 2016, the Revolving Credit Facility was amended to permit issuance of additional indebtedness by the Company. The amendment also provided for the creation and funding of certain future funds, as well as for certain other technical changes to the Revolving Credit Facility. The Company intends to use any proceeds from borrowings under the Revolving Credit Facility for general corporate purposes, including funding of its working capital needs. Borrowings under the Revolving Credit Facility bear interest at the option of the Company, either (i) at an Alternate Base Rate, as defined, plus an applicable margin not to exceed 3.25% or (ii) at an Adjusted LIBOR plus an applicable margin not to exceed 4.0%. As of and during the years ended December 31, 2016 and 2015, there were no amounts drawn under the Revolving Credit Facility.

The Revolving Credit Facility also contains a financial covenant that requires the Company to maintain a Maximum Net Leverage Ratio of not greater than 3.5 to 1.0, with which the Company is compliant. This ratio is calculated on a trailing twelve months basis and is the ratio of Total Net Debt, as defined, to Core EBITDA, as defined, and is calculated using the Company’s financial results and includes the adjustments made to calculate Core EBITDA. Non-compliance with any of the financial or non-financial covenants without cure or waiver would constitute an event of default under the Revolving Credit Facility. The Revolving Credit Facility also contains other customary events of default, including defaults based on events of bankruptcy and insolvency, dissolution, nonpayment of principal, interest or fees when due, breach of specified covenants, change in control and material inaccuracy of representations and warranties. There were no events of default under the Revolving Credit Facility as of December 31, 2016.

Non-Recourse Promissory Notes

In April 2012, the Company borrowed $10.0 million under two non-recourse promissory notes. Proceeds from the borrowings were used to purchase 1,108,033 shares of common stock of SIC, which were pledged as collateral for the obligations. Interest on the notes is paid monthly and is equal to the dividends received by the Company related to the pledged shares. The

Medley LLC
(Prior to May 29, 2014, Medley LLC and Medley GP Holdings LLC)

Notes to Consolidated Financial Statements

Company may prepay the notes in whole or in part at any time without penalty and the lenders may call the notes if certain conditions are met. The notes are scheduled to mature in March 2019. The proceeds from the notes were recorded net of issuance costs of $3.8 million and are being accreted, using the effective interest method, over the term of the non-recourse promissory notes. Total interest expense under these non-recourse promissory notes, including accretion of the note discount, was $1.4 million for each of the years ended December 31, 2016, 2015 and 2014. The fair value of the outstanding balance of the notes was $10.2 million and $10.1 million as of December 31, 2016 and 2015, respectively.

In March 2014, the Company issued a promissory note in the amount of $2.5 million to a former Medley member in connection with the purchase of his membership interests. The promissory note carries no interest, has quarterly amortization payments of $0.3 million, and matured in March 2016. As of December 31, 2015, the balance under this note was $0.3 million.

Contractual Maturities of Loans Payable

As of December 31, 2016, $54.8 million of future principal payments will be due, relating to the loans payable, during the year ended December 31, 2019. There are no other future principal payments due under the loans payable.

7.          SENIOR UNSECURED DEBT

On August 9, 2016, Medley LLC completed a registered public offering of $25.0 million of an aggregate principal amount of 6.875% senior notes due 2026 at a public offering price of 100% of the principal amount. On October 18, 2016, Medley LLC completed a public offering of an additional $28.6 million in aggregate principal amount of 6.875% senior notes due 2026 at a public offering price of $24.45 for each $25.00 principal amount of notes. Together, the August 9, 2016 and the October 18, 2016 offerings compose the senior unsecured debt balance.

The senior unsecured debt matures on August 15, 2026 and interest is payable quarterly commencing on November 15, 2016. The senior unsecured debt is subject to redemption in whole or in part at any time or from time to time, at the option of the Company, on or after August 15, 2019 at a redemption price per security equal to 100% of the outstanding principal amount thereof plus accrued and unpaid interest payments. The senior unsecured debt is listed on the New York Stock Exchange and trades thereon under the trading symbol “MDLX.”

As of December 31, 2016, the outstanding senior unsecured debt balance was $49.8 million, which is reflected net of unamortized discount and debt issuance costs of $3.8 million. Debt issuance costs and the discount under the senior unsecured debt are being accreted, using the effective interest method, over the term of the senior unsecured debt. Total interest expense under the senior unsecured debt, including accretion of the discount and amortization of debt issuance costs, was $1.2 million for the year ended December 31, 2016. Net proceeds from the issuance of the senior unsecured debt were used to repay a portion of the outstanding indebtedness under the Term Loan Facility. The fair value of the outstanding balance of senior unsecured debt was $51.6 million as of December 31, 2016. In January and February 2017, Medley LLC completed additional registered offerings of senior unsecured debt. Refer to Note 17, “Subsequent Events.”

8.          ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER LIABILITIES

The components of accounts payable, accrued expenses and other liabilities are as follows:

	As of December 31,
	2016	2015
	(Amounts in thousands)
Accrued compensation and benefits	$7,978	$9,107
Due to affiliates (Note 10)	15,533	13,634
Revenue share payable (Note 9)	6,472	6,774
Accrued interest	558	1,304
Professional fees	425	529
Deferred rent	2,833	285
Deferred tax liabilities (Note 12)	202	127
Accounts payable and other accrued expenses	2,192	2,463
Total accounts payable, accrued expenses and other liabilities	$36,193	$34,223

Medley LLC
(Prior to May 29, 2014, Medley LLC and Medley GP Holdings LLC)

Notes to Consolidated Financial Statements

9.          COMMITMENTS AND CONTINGENCIES

Operating Leases

Medley leases office space in New York City and San Francisco under non-cancelable lease agreements that expire at various times through September 2023. Rent expense was $2.5 million for the year ended December 31, 2016 and $2.6 million for the years ended December 31, 2015 and 2014.

Future minimum rental payments under non-cancelable leases are as follows as of December 31, 2016 (in thousands):

2017	$2,683
2018	2,704
2019	2,710
2020	2,833
2021	2,430
Thereafter	4,254
Total future minimum lease payments	$17,614

Capital Commitments to Funds

As of December 31, 2016 and 2015, the Company had aggregate unfunded commitments of $0.5 million and $0.3 million, respectively, to certain long-dated private funds.

Other Commitments

In April 2012, the Company entered into an obligation to pay a fixed percentage of management and incentive fees received by the Company from SIC. The agreement was entered into contemporaneously with the $10 million non-recourse promissory notes that were issued to the same parties (Note 6). The two transactions were deemed to be related freestanding contracts and the $10 million of loan proceeds were allocated to the contracts using their relative fair values. At inception, the Company recognized an obligation of $4.4 million representing the present value of the future cash flows expected to be paid under this agreement. As of December 31, 2016 and 2015, this obligation amounted to $6.5 million and $6.8 million, respectively, and is recorded as revenue share payable, a component of accounts payable, accrued expenses and other liabilities on the consolidated balance sheets. The change in the estimated cash flows for this obligation is recorded in other income (expense) on the consolidated statements of operations.

Legal Proceedings

From time to time, the Company is involved in various legal proceedings, lawsuits and claims incidental to the conduct of its business. Its business is also subject to extensive regulation, which may result in regulatory proceedings against it. Except as described below, the Company is not currently party to any material legal proceedings.

MCC Advisors LLC was named as a defendant in a lawsuit on May 29, 2015, by Moshe Barkat and Modern VideoFilm Holdings, LLC (“MVF Holdings”) against MCC, MOF II, MCC Advisors LLC, Deloitte Transactions and Business Analytics LLP A/K/A Deloitte ERG (“Deloitte”), Scott Avila (“Avila”), Charles Sweet, and Modern VideoFilm, Inc. (“MVF”). The lawsuit is pending in the California Superior Court, Los Angeles County, Central District, as Case No. BC 583437. The lawsuit was filed after MCC, as agent for the lender group, exercised remedies following a series of defaults by MVF and MVF Holdings on a secured loan with an outstanding balance at the time in excess of $65 million. The lawsuit sought damages in excess of $100 million. Deloitte and Avila have settled the claims against them in exchange for payment of $1.5 million. Following a separate lawsuit by Mr. Barkat against MVF’s D&O insurance carrier, the carrier, Charles Sweet and MVF have settled the claims against them. On June 6, 2016, the court granted the defendants’ demurrers on several counts and dismissed Mr. Barkat’s claims with prejudice except with respect to his claim for intentional interference with contract. MCC and the other defendants continue to dispute the remaining allegations and are vigorously defending the lawsuit while pursuing affirmative counterclaims against Mr. Barkat and MVF Holdings. On August 29, 2016, MVF Holdings filed another lawsuit in the California Superior Court, Los Angeles County, Central District, as Case No. BC 631888 (the “Derivative Action”), naming MCC Advisors LLC and certain of Medley’s employees as defendants, among others. In the Derivative Action, MVF Holdings reasserts substantially the same claims that were

Medley LLC
(Prior to May 29, 2014, Medley LLC and Medley GP Holdings LLC)

Notes to Consolidated Financial Statements

previously asserted in each of their three prior complaints. MCC Advisors LLC and the other defendants believe the outstanding claims for alleged interference with Mr. Barkat’s employment contract, and the other causes of action asserted in the Derivative Action are without merit and all defendants intend to continue to assert a vigorous defense.

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

Medley Capital LLC v. CK Pearl Fund, Ltd., filed on November 28, 2016, in the Grand Court of the Cayman Islands in the Financial Services Division, as Cause No. FSD 196 of 2016. On November 28, 2016, Medley Capital LLC commenced a lawsuit against CK Pearl Fund Ltd. seeking declaratory relief with respect its right to indemnification in connection with the Rothstein litigation and advancement of its expenses in connection with defending the same. CK Pearl Fund Ltd. has indicated that it is prepared to acknowledge Medley Capital LLC's right to advancement of costs and expenses defending the Rothstein litigation.

10.         RELATED PARTY TRANSACTIONS

Substantially all of Medley’s revenue is earned through agreements with its consolidated and non-consolidated funds for which it collects management and performance fees for providing investment and management services.

In April 2012, Medley entered into an investment advisory agreement (“IAA”) with SIC. Pursuant to the terms of the IAA, Medley agreed to bear all organization and offering expenses (“O&O Expenses”) related to SIC until the earlier of the end of the SIC offering period or such time that SIC has raised $300 million in gross proceeds in connection with the sale of shares of its common stock. The SIC IAA also required SIC to reimburse Medley for O&O Expenses incurred by Medley in an amount equal to 1.25% of the aggregate gross proceeds in connection with the sale of shares of its common stock until the earlier of the end of the SIC offering period, or Medley has been repaid in full. Effective June 2, 2014, Medley was no longer liable for these expenses as SIC had reached the $300 million in gross proceeds threshold.

During the year ended December 31, 2014, Medley incurred O&O Expenses of $1.5 million, which were recorded within general, administrative, and other expenses in the consolidated statements of operations. Reimbursements of O&O were $3.8 million during the year ended December 31, 2014 and were recorded in other revenues and fees on the consolidated statements of operations. There were no O&O expenses or reimbursements of O&O during the years ended December 31, 2016 and 2015.

In June 2012, Medley entered into an Expense Support and Reimbursement Agreement (“ESA”) with SIC. Under the ESA, until December 31, 2016, Medley will pay up to 100% of SIC’s operating expenses in order for SIC to achieve a reasonable level of expenses relative to its investment income. Pursuant to the ESA, SIC has a conditional obligation to reimburse Medley

Medley LLC
(Prior to May 29, 2014, Medley LLC and Medley GP Holdings LLC)

Notes to Consolidated Financial Statements

for any amounts they funded under the ESA if, within three years of the date on which Medley funded such amounts, SIC meets certain financial levels. For the years ended December 31, 2016, 2015 and 2014 Medley recorded $16.1 million, $6.4 million and $5.0 million, respectively, for ESA expenses under this agreement. The ESA expenses are recorded within general, administrative, and other expense in the consolidated statements of operations. Amounts due to SIC under the ESA agreement were $7.9 million and $7.2 million as of December 31, 2016 and 2015, respectively. These amounts are included in accounts payable, accrued expenses and other liabilities as due to affiliates on the consolidated balance sheets.

In January 2011, Medley entered into an administration agreement with MCC (the “MCC Admin Agreement”), whereby Medley agreed to provide administrative services necessary for the operations of MCC. MCC agreed to pay Medley for the costs and expenses incurred in providing such administrative services, including an allocable portion of Medley’s overhead expenses and an allocable portion of the cost of MCC’s officers and their respective staffs. Medley records these administrative fees as revenue in the period when the services are provided and are included in other revenues and fees on the consolidated statements of operations. For the years ended December 31, 2016, 2015 and 2014, the Company recorded $3.9 million, $4.0 million and $3.7 million, respectively, of revenue related to the MCC Admin Agreement. Amounts due from MCC under the MCC Admin Agreement was $0.9 million as of December 31, 2016 and 2015, respectively, and is included as a component of other assets on the consolidated balance sheets.

In April 2012, Medley entered into an administration agreement with SIC (the “SIC Admin Agreement”), whereby Medley agreed to provide administrative services necessary for the operations of SIC. SIC agreed to pay Medley for the costs and expenses incurred in providing such administrative services including an allocable portion of Medley’s overhead expenses and an allocable portion of the cost of SIC’s officers and their respective staffs. Medley records these administrative fees as revenue in the period when the services are provided and are included in other revenues and fees on the consolidated statement of operations. For the years ended December 31, 2016, 2015 and 2014, the Company recorded $2.8 million, $2.1 million and $1.3 million, respectively, of revenue related to the SIC Admin Agreement. Amounts due from SIC under the SIC Admin Agreement was $0.9 million and $0.5 million as of December 31, 2016 and 2015, respectively, and is included as a component of other assets on the consolidated balance sheets.

Additionally, Medley entered into administration agreements with other entities that it manages (the “Funds Admin Agreements”), whereby Medley agreed to provide administrative services necessary for the operations of these other vehicles. These other entities agreed to pay Medley for the costs and expenses incurred in providing such administrative services, including an allocable portion of Medley’s overhead expenses and an allocable portion of the cost of these other vehicles' officers and their respective staffs. Medley records these administrative fees as revenue in the period when the services are provided and are included in other revenues and fees on the consolidated statement of operations. For the years ended December 31, 2016 and 2015 the Company recorded $0.9 million and $0.2 million, respectively, of revenue related to the Funds Admin Agreements. There was no revenue related to the Funds Admin Agreement for the year ended December 31, 2014. Amounts due from these entities under the Funds Admin Agreements were $0.3 million and $0.2 million, respectively, as of December 31, 2016 and 2015, and are included as a component of other assets on the consolidated balance sheets.

In connection with the amended and restated limited liability agreement of Medley LLC, Medley LLC agreed to, at the sole discretion of the managing member, reimburse Medley Management Inc. for all expenses incurred other than expenses incurred in connection with its income tax obligations. From time to time, the Company may also advance funds to Medley Management Inc. to cover its operating needs. For the years ended December 31, 2016, 2015 and 2014, the Company recorded expense reimbursements of $1.7 million, $1.6 million and $0.1 million, respectively, which were recorded as a component of general, administrative and other expenses on the consolidated statements of operations. As of December 31, 2016 and 2015, amounts due from Medley Management Inc. was $0.5 million and $0.1 million and was recorded as a component of other assets on the consolidated balance sheets.

Pursuant to the organization agreement between Medley Management Inc. and Medley LLC, Medley Management Inc. may from time to time make grants of restricted stock units or other awards providing the holder with the contractual right to receive cash payments pursuant to an equity plan to employees, advisors or other persons, as defined, in respect of Medley LLC and its subsidiaries. These awards may entitle the holder thereof to receive dividends paid with respect to the shares of Class A common stock underlying such awards as if such holder were a holder of record of the underlying shares of Class A common stock . Medley LLC has agreed that it assumes any obligation to pay such dividend equivalent amounts to the holders of the respective awards. Additionally, pursuant to this agreement, the number of LLC Units held by Medley Management Inc., shall, at all times, equal the number of shares of Class A common stock outstanding and Medley LLC has agreed to issue additional LLC units equal to the number of shares of Medley Management Inc. issued pursuant to its equity plan.

Medley LLC
(Prior to May 29, 2014, Medley LLC and Medley GP Holdings LLC)

Notes to Consolidated Financial Statements

In connection with the Reorganization and IPO of Medley Management Inc., Medley LLC agreed to reimburse Medley Management Inc. for any costs incurred relating to the IPO of Medley Management Inc. These costs amounted to $3.7 million and were recorded against members' equity on the consolidated balance sheets.

Equity Method Investments

The Company holds equity method investments in SIC, MOF II, MOF III, CK Pearl Fund and other vehicles. As of December 31, 2016 and 2015, the Company’s carrying value of its equity method investments was $14.9 million and $16.4 million, respectively. Included in this balance was $9.0 million as of December 31, 2016 and 2015, from the Company’s investment in SIC.

Available-For-Sale Securities

As of December 31, 2016, the Company’s carrying value of its available-for-sale securities was $17.0 million and consisted of 2,264,892 shares of MCC which were purchased on the open market for $16.8 million. As of December 31, 2016, the Company recorded less than $0.1 million of cumulative unrealized gains in redeemable non-controlling interests on the Company's consolidated balance sheets.

Promissory Note

In March 2014, the Company issued a promissory note in the amount of $2.5 million to a former Medley member in connection with the purchase of his membership interests. The promissory note carried no interest, had quarterly amortization payments of $0.3 million, and was paid down in full as of March 2016. As of December 31, 2015, the balance under this note was $0.3 million.

Exchange Agreement

Prior to the completion of the IPO of Medley Management Inc., the Medley LLC limited liability agreement was restated among other things, to modify its capital structure by reclassifying the interests held by its existing owners (i.e. the members of Medley prior to the IPO of Medley Management Inc.) into the LLC Units. Medley’s existing owners also entered into an exchange agreement under which they (or certain permitted transferees thereof) have the right (subject to the terms of the exchange agreement as described therein), to exchange their LLC Units for shares of Medley Management Inc.’s Class A common stock on a one-for-one basis at fair value, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications.

11.         INCOME TAXES

The Company is treated as a partnership for income tax purposes and is therefore not subject to U.S. federal, state and local income taxes. The Company is subject to New York City unincorporated business tax attributable to the Company's operations apportioned to New York City.

The provision for (benefit from) income taxes for the years ended December 31, 2016, 2015 and 2014 consists of the following components:

	For the Years Ended December 31,
	2016	2015	2014
	(Amounts in thousands)
Current tax provision	$944	$662	$2,582
Deferred tax provision	(480)	(270)	(728)
Provision for income taxes	$464	$392	$1,854

Medley LLC
(Prior to May 29, 2014, Medley LLC and Medley GP Holdings LLC)

Notes to Consolidated Financial Statements

Deferred income taxes reflect the net effect of temporary differences between the tax basis of an asset or liability and its reported amount in the Company’s consolidated balance sheets. These temporary differences result in taxable or deductible amounts in future years. The significant components of the Company's deferred tax assets and liabilities included on its consolidated balance sheets are as follow:

	As of December 31,
	2016	2015
	(Amounts in thousands)
Deferred tax assets
Tax goodwill	$605	$597
Unrealized losses	44	55
Accrued expenses not currently deductible for tax purposes	7	203
New York City unincorporated business tax credit carryforward	512	—
Other liabilities	416	174
Total deferred tax assets	$1,584	$1,029
Deferred tax liabilities
Accrued fee income	$147	$68
Other	55	59
Total deferred tax liabilities	202	127
Net deferred tax assets	$1,382	$902

The Company's effective tax rate includes a rate benefit attributable to the fact that the Company's subsidiaries operate as a limited liability companies, which are not subject to federal or state income tax. A reconciliation of the federal statutory tax rate to the effective tax rates for the years ended December 31, 2016, 2015 and 2014 are as follows:

	For the Years Ended December 31,
	2016	2015	2014
Federal statutory rate	34.0%	34.0%	34.0%
Rate benefit from U.S Partnership operations	(34.0)%	(34.0)%	(34.0)%
Partnership unincorporated business tax	4.2%	1.7%	2.6%
Effective tax rate	4.2%	1.7%	2.6%

Interest expense and penalties related to income tax matters are recognized as a component of the provision for income taxes and were less than $0.1 million in 2016. There were no such amounts incurred during the years ended December 31, 2015 and 2014. As of and during the years ended December 31, 2016, 2015 and 2014, there were no uncertain tax positions taken that were not more likely than not to be sustained. Certain subsidiaries of the Company are no longer subject to tax examinations by taxing authorities for tax years prior to 2012.

12.         COMPENSATION EXPENSE

Compensation generally includes salaries, bonuses, and profit sharing awards. Bonuses and profit sharing awards are accrued over the service period to which they relate. Guaranteed payments made to our senior professionals who are members of Medley LLC are recognized as compensation expense. The guaranteed payments to the Company’s Co-Chief Executive Officers are performance based and are periodically set subject to maximums based on the Company’s total assets under management. Such maximums aggregated to $5.0 million for the year ended December 31, 2016 and $3.0 million for each of the years ended December 31, 2015 and 2014. Commencing with the fourth quarter of 2014 and for the years ended December 31, 2016 and 2015, neither of the Company’s Co-Chief Executive Officers received any guaranteed payments.

Performance Fee Compensation

In October 2010 and January 2014, the Company granted shares of vested profit interests in certain subsidiaries to select employees. These awards are viewed as a profit-sharing arrangement and are accounted for under ASC 710, which requires

Medley LLC
(Prior to May 29, 2014, Medley LLC and Medley GP Holdings LLC)

Notes to Consolidated Financial Statements

compensation expense to be recognized over the vesting period, which is usually the period over which service is provided. The shares were vested at grant date, subject to a divestiture percentage based on percentage of service completed from the award grant date to the employee’s termination date. The Company adjusts the related liability quarterly based on changes in estimated cash flows for the profit interests.

In February 2015 and March 2016, the Company granted incentive cash bonus awards to select employees.  These awards entitle employees to receive cash compensation based on distributed performance fees received by the Company from certain institutional funds. Eligibility to receive payments pursuant to these incentive awards is based on continued employment and ceases automatically upon termination of employment.  Performance compensation expense is recorded based on the fair value of the incentive awards at the date of grant and is recognized on a straight-line basis over the expected requisite service period.  The performance compensation liability is subject to re-measurement at the end of each reporting period and any changes in the liability are recognized in such reporting period.

For the years ended December 31, 2016, 2015 and 2014, the Company recorded a reversal of performance fee compensation expense of $0.3 million, $8.0 million and $1.5 million, respectively. As of December 31, 2016 and 2015, the total performance fee compensation payable for these awards was $1.0 million and $1.8 million, respectively.

Retirement Plan

The Company sponsors a defined-contribution 401(k) retirement plan that covers all employees. Employees are eligible to participate in the plan immediately, and participants are 100% vested from the date of eligibility. The Company makes contributions to the Plan of 3% of an employee’s eligible wages, up to a maximum limit as determined by the Internal Revenue Service. The Company also pays all administrative fees related to the plan. The Company's accrued contributions to the plan were $0.6 million for the year ended December 31, 2016 and $0.4 million for each of the years ended December 31, 2015 and 2014.

Stock-Based Compensation

In connection with the IPO of Medley Management Inc., Medley Management Inc. and Medley LLC adopted the Medley Management Inc. 2014 Omnibus Incentive Plan (the “Plan”). The purpose of the Plan is to provide a means through which the Company may attract and retain key personnel and to provide a means whereby directors, officers, employees, consultants and advisors (and prospective directors, officers, employees, consultants and advisors) of the Company can acquire and maintain an equity interest in the managing member of the Company, Medley Management Inc., or be paid incentive compensation, including incentive compensation measured by reference to the value of Medley Management Inc.’s Class A common stock or Medley LLC’s unit interests, thereby strengthening their commitment to the welfare of the Company and aligning their interests with those of Medley Management Inc.’s stockholders. The Plan provides for the issuance of incentive stock options (“ISOs”), nonqualified stock options, stock appreciation rights (“SARs”), restricted stock, restricted stock units (“RSUs”), stock bonuses, other stock-based awards and cash awards. As the grant of these awards are primarily for the benefit of the employees of Medley LLC, stock compensation is recognized in Medley LLC's separate consolidated financial statements through a corresponding credit to members' equity, representing a capital contribution by Medley Management Inc. For the years ended December 31, 2016, 2015 and 2014, stock-based compensation was, $3.8 million, $3.1 million and $0.9 million, respectively, and was recorded as compensation and benefits on the consolidated statements of operations and contributions on the consolidated statements of changes in equity.

13.         REDEEMABLE NON-CONTROLLING INTERESTS

In January 2016, the Company executed an amendment to SIC Advisors' operating agreement which provided the Company with the right to redeem membership units owned by the minority interest holder.  The Company’s redemption right is triggered by the termination of the dealer manager agreement between SIC and SC Distributors LLC, an affiliate of the minority interest holder. As a result of this redemption feature, the Company reclassified the non-controlling interest in SIC Advisors from the equity section to redeemable non-controlling interests in the mezzanine section of the balance sheet based on its fair value as of the amendment date.  The fair value of the non-controlling interest was determined to be $12.2 million on the date of the amendment and was adjusted through a charge to non-controlling interests in Medley LLC. As of December 31, 2016, the balance of the redeemable non-controlling interest in SIC Advisors LLC was $13.3 million.

On June 3, 2016, the Company entered into a Master Investment Agreement with DB MED Investor I LLC and DB MED Investor II LLC (the ‘‘Investors’’) to invest up to $50 million in new and existing Medley managed funds (the ‘‘Joint Venture’’). The Company will contribute up to $10 million and an interest in STRF Advisors LLC, the investment advisor to Sierra Total Return Fund, in exchange for common equity interests in the Joint Venture. The Investors will invest up to $40 million in exchange

Medley LLC
(Prior to May 29, 2014, Medley LLC and Medley GP Holdings LLC)

Notes to Consolidated Financial Statements

for preferred equity interests in the Joint Venture. On account of the preferred equity interests, the Investors will receive an 8% preferred distribution, 15% of the Joint Venture’s profits, and all of the profits from the contributed interest in STRF Advisors LLC. Medley has the option, subject to certain conditions, to cause the Joint Venture to redeem the Investors’ interest in exchange for repayment of the outstanding investment amount at the time of redemption, plus certain other considerations. The Investors have the right, after seven years, to redeem their interests in the Joint Venture. As such, the Investors’ interest in the Joint Venture is included as a component of redeemable non-controlling interests on the Company’s consolidated balance sheets and amounted to $17.5 million as of December 31, 2016. Total contributions to the Joint Venture amounted to $21.3 million through December 31, 2016 and were used to purchase $16.8 million of MCC shares on the open market. The Company intends to use the remaining contributions of $4.4 million, which is included in restricted cash on our consolidated balance sheets, to fund future investments.

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

Limited Liquidity of Investments

The funds managed by the Company invest and intend to continue to invest in investments that may not be readily marketable. Illiquid investments may trade at a discount from comparable, more liquid investments and, at times there may be no market at all for such investments. Subordinate investments may be less marketable, or in some instances illiquid, because of the absence of registration under federal securities laws, contractual restrictions on transfer, the small size of the market or the small size of the issue (relative to issues of comparable interests). As a result, the funds managed by the Company may encounter difficulty in selling its investments or may, if required to liquidate investments to satisfy redemption requests of its investors or debt service obligations, be compelled to sell such investments at less than fair value.

Counterparty Risk

Some of the markets in which the Company, on behalf of its underlying funds, may affect its transactions are “over-the-counter” or “interdealer” markets. The participants in such markets are typically not subject to credit evaluation and regulatory oversight, unlike members of exchange-based markets. This exposes the Company to the risk that a counterparty will not settle a transaction in accordance with its terms and conditions because of a dispute over the terms of the applicable contract (whether or not such dispute is bona fide) or because of a credit or liquidity problem, causing the Company to suffer loss. Such “counterparty risk” is accentuated for contracts with longer maturities where events may intervene to prevent settlement, or where the Company has concentrated its transactions with a single or small group of counterparties.

Medley LLC
(Prior to May 29, 2014, Medley LLC and Medley GP Holdings LLC)

Notes to Consolidated Financial Statements

15.         QUARTERLY FINANCIAL DATA (unaudited)

The following tables present the Company's consolidated unaudited quarterly results of operations for 2016 and 2015.

	For the Three Months Ended (unaudited)
	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016
	(Amounts in thousands)
Revenues	$18,251	$18,880	$21,326	$17,571
Expenses	9,184	15,553	17,508	13,776
Total other income (expense), net	(1,595)	(2,036)	(2,714)	(2,647)
Income (loss) before income taxes	7,472	1,291	1,104	1,148
Net income (loss)	7,229	1,131	1,078	1,113
Net income (loss) attributable to redeemable non-controlling interests and non-controlling interests in consolidated subsidiaries	1,443	438	405	263
Net income attributable to Medley LLC	$5,786	$693	$673	$850

	For the Three Months Ended (unaudited)
	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015
	(Amounts in thousands)
Revenues	$15,979	$5,431	$20,536	$25,480
Expenses	9,845	3,880	9,990	11,840
Total other income (expense), net	(2,467)	(2,757)	(1,875)	(2,125)
Income (loss) before income taxes	3,667	(1,206)	8,671	11,515
Net income (loss)	3,778	(1,144)	8,432	11,189
Net income (loss) attributable to redeemable non-controlling interests and non-controlling interests in consolidated subsidiaries	249	(2,150)	(274)	1,290
Net income attributable to Medley LLC	$3,529	$1,006	$8,706	$9,899

17.             SUBSEQUENT EVENTS

On January 18, 2017, the Company completed a public offering of $34.5 million in aggregate principal amount of 7.25% senior notes due 2024 at a public offering price of 100% of the principal amount of notes. The notes mature on January 30, 2024 with interest payable quarterly. The Company used the net proceeds from the offering to repay $33.0 million of the outstanding indebtedness under the Term Loan Facility.

On February 22, 2017, the Company completed a public offering of an additional $34.5 million in aggregate principal amount of 7.25% senior notes due 2024 at a public offering price of $25.25 for each $25.00 principal amount of notes. The notes mature on January 30, 2024 with interest payable quarterly. The Company used the net proceeds from the offering to repay the remaining outstanding indebtedness under the Term Loan Facility and for general corporate purposes. The notes under both offerings are traded on the New York Stock Exchange under the trading symbol “MDLQ.”

Item 9.     Changes and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.     Controls and Procedures

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting. Our internal control over financial reporting is designed to provide reasonable assurances regarding the reliability of financial reporting and the preparation of our consolidated financial statements in accordance with U.S. generally accepted accounting principles.

Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because either conditions change or the degree of compliance with our policies and procedures may deteriorate.

Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, management used the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on this assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2016.

Item 9B.     Other Information

None.

PART III.

Item 10.     Directors, Executive Officers and Corporate Governance

Medley Management Inc. (the “Manager”) is the managing member of Medley LLC. The Manager was incorporated as a Delaware corporation on June 13, 2014, and its sole asset is a controlling equity interest in Medley LLC. The Manager's day-to-day operations are conducted by the officers of the Company. The Company's executive officers are as follows:

Brook Taube

Brook Taube, 46, co-founded Medley in 2006 and has served as our Co-Chief Executive Officer since then and as Co-Chairman of the Board of Directors of Medley Management Inc. since its formation. He has also served as Chief Executive Officer and Chairman of the Board of Directors of Medley Capital Corporation since 2011, has served on the Board of Directors of Sierra Income Corporation since its inception in 2012 and the Board of Trustees of Sierra Total Return Fund since its inception in 2016. Prior to forming Medley, Mr. Taube was a Partner with CN Opportunity Fund, T3 Group, a principal and advisory firm focused on distressed asset and credit investments, and Griphon Capital Management. Mr. Taube began his career at Bankers Trust in leveraged finance in 1992. Mr. Taube received a B.A. from Harvard University.

Seth Taube

Seth Taube, 46, co-founded Medley in 2006 and has served as our Co-Chief Executive Officer since then and as Co-Chairman of the Board of Directors of Medley Management Inc. since its formation. He has also served as Chief Executive Officer and Chairman of the Board of Directors of Sierra Income Corporation since its inception in 2012, Chief Executive Officer and Chairman of the Board of Trustees of Sierra Total Return Fund since its inception in 2016 and on the Board of Directors of Medley Capital Corporation since its inception in 2011. Prior to forming Medley, Mr. Taube was a Partner with CN Opportunity Fund, T3 Group, a principal and advisory firm focused on distressed asset and credit investments, and Griphon Capital Management. Mr. Taube previously worked with Tiger Management and held positions with Morgan Stanley & Co. in the Investment Banking and Institutional Equity Divisions. Mr. Taube received a B.A. from Harvard University, an M. Litt. in Economics from St. Andrew’s University in Great Britain, where he was a Rotary Foundation Fellow, and an M.B.A. from the Wharton School at the University of Pennsylvania.

Jeffrey Tonkel

Jeffrey Tonkel, 46, joined Medley in 2011 and has served as President and as a member of the Board of Directors of Medley Management Inc. since its formation. He has also served as President of Sierra Income Corporation since July 2013, President of Sierra Total Return fund since 2016 and as a member of the Board of Directors of Medley Capital Corporation since February 2014. Prior to joining Medley, Mr. Tonkel was a Managing Director with JPMorgan from January 2010 to November 2011, where he was Chief Financial Officer of a global financing and markets business. Prior to JPMorgan, Mr. Tonkel was a Managing Director, Principal Investments, with Friedman Billings Ramsey, where he focused on merchant banking and corporate development investments in diversified industrials, energy, real estate and specialty finance. Mr. Tonkel began his investment career with Summit Partners. Mr. Tonkel received a B.A. from Harvard University and an M.B.A. from Harvard Business School.

Richard T. Allorto, Jr.

Richard T. Allorto, Jr., 45, has served as our Chief Financial Officer since July 2010. Mr. Allorto has also served as the Chief Financial Officer and Secretary of Medley Capital Corporation since January 2011. Mr. Allorto also served as Chief Financial Officer and Secretary of Sierra Income Corporation from April 2012 until November 2016. Prior to joining Medley, Mr. Allorto held various positions at GSC Group, Inc., a registered investment adviser, including, Chief Financial Officer of GSC Investment Corp, a business development company that was externally managed by GSC Group. Mr. Allorto began his career at Arthur Andersen in public accounting in 1994. Mr. Allorto is a licensed CPA and received a B.S. in Accounting from Seton Hall University.

John D. Fredericks

John D. Fredericks, 53, has served as our General Counsel since June 2013. Mr. Fredericks has also served as the Chief Compliance Officer of Medley Capital Corporation and Sierra Income Corporation since February 2014 and as the Chief Compliance Officer of Sierra Total Return Fund since 2016. Prior to joining Medley, Mr. Fredericks was a partner with Winston & Strawn, LLP from February 2003 to May 2013, where he was a member of the firm’s restructuring and insolvency and corporate lending groups. Before joining Winston & Strawn, LLP, from 2000 to 2003, Mr. Fredericks was a partner with Murphy Sheneman Julian & Rogers and, from 1993 to 2000, an associate at Murphy, Weir & Butler. Mr. Fredericks was admitted to the California State Bar in 1993. Mr. Fredericks received a B.A. from the University of California Santa Cruz and a J.D. from University of San Francisco.

Family Relationships of Directors and Executive Officers

Messrs. Brook and Seth Taube, each a Co-Chief Executive Officer and Co-Chairman of the Board of Directors of the Manager, are brothers. There are no other family relationships among any of the Manager's directors or executive officers.

Item 11.     Executive Compensation

Compensation Discussion and Analysis

The following discussion and analysis relates to our Manager, Medley Management Inc. However, because all of our Manager's operations are conducted by our Company and our subsidiaries, we believe this discussion and analysis is material to an understanding of our Company and our subsidiaries. Unless the context otherwise requires, references in the Compensation Discussion and Analysis to “we”, “us” or “our company” refer to Medley Management Inc. together with its subsidiaries.

Emerging Growth Company Status

We qualify as an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012, also known as the JOBS Act. As a result, we are permitted to, and rely on exemptions from certain disclosure requirements that are applicable to other companies that are not emerging growth companies. Accordingly, we have not included a compensation discussion and analysis of our executive compensation programs and have excluded tabular compensation information. However, in the interest of providing more fulsome disclosure, we have included compensation information for our Co-Chief Executive Officers, our Chief Financial Officer and our two next most highly compensated executive officers serving at the end of the fiscal year (collectively referred to herein as our “named executive officers”).

In addition to the foregoing described reduced compensation disclosure, for so long as we are an emerging growth company, we will not be required to submit certain executive compensation matters to stockholder advisory votes, such as “say-on-pay,” “say-on-frequency” and “say-on-golden parachute” compensation. We will remain an emerging growth company until the earliest to occur of: (i) December 31, 2019; (ii) the first fiscal year after our annual gross revenues are $1.0 billion or more; (iii) the date on which we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt securities; or (iv) the end of any fiscal year in which we become a “large accelerated filer,” which means that we have been public for at least 12 months, have filed at least one annual report and the market value of our voting and non-voting common equity held by non-affiliates exceeds $700 million as of the last day of our then most recently completed second fiscal quarter.

Summary Compensation Table

The Medley Management Inc.'s named executive officers for 2016 are:

•	Brook Taube, Co-Chief Executive Officer;

•	Seth Taube, Co-Chief Executive Officer;

•	Jeffrey Tonkel, President;

•	Richard T. Allorto, Jr., Chief Financial Officer; and

•	John D. Fredericks, General Counsel and Secretary.

The following table presents summary information regarding the total compensation awarded to, earned by, or paid to each of the named executive officers for the fiscal years indicated.

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)	Stock Awards ($)(2)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)(3)	Total ($)
Brook Taube	2016	—	—	—	—	—	—	$43,136	$43,136
Co-Chief Executive Officer	2015	—	—	—	—	—	—	$40,884	$40,884

Seth Taube	2016	—	—	—	—	—	—	$48,625	$48,625
Co-Chief Executive Officer	2015	—	—	—	—	—	—	$46,376	$46,376

Jeffrey Tonkel	2016	$300,000	—	—	—	—	—	$41,120	$341,120
President	2015	$300,000	—	—	—	—	—	$38,872	$338,872

Richard T. Allorto, Jr.	2016	$300,000	—	$293,000	—	—	—	$43,824	$636,824
Chief Financial Officer	2015	$300,000	—	—	—	—	—	$41,715	$341,715

John D. Fredericks	2016	$300,000	—	$293,000	—	—	—	$44,842	$637,842
General Counsel and Secretary	2015	$300,000	—	—	—	—	—	$43,114	$343,114

_____________

(1)
Amounts reported under Salary include guaranteed cash distributions made on membership interests in Medley LLC owned directly or indirectly by the Company's named executive officers. During the years ended December 31, 2016 and 2015, neither of Messrs. Brook and Seth Taube received any guaranteed payments.

(2)
Amounts reported under Stock Awards consist of RSUs granted in March 2016 for services rendered in 2015. The RSUs are included at their grant date fair market value which was computed in accordance with FASB ASC Topic 718. Subsequently, in February 2017, these RSU grants were canceled and in return the holders thereof were granted 50,000 LLC Units under the Incentive Plan, which had the equivalent grant date fair market value.

(3)
Amounts reported under All Other Compensation include Company-paid executive health insurance, Company matching 401(k) contributions, Company-paid life insurance premiums, Company-reimbursed commuting expenses and Company-paid professional dues.

Outstanding Equity Awards at 2016 Fiscal Year End

The following table includes information concerning stock awards that have not vested for each of the Company's named executive officers as of December 31, 2016.

	Option awards					Stock awards (1)
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option exercise date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: market payout value of unearned shares, units or other rights that have not vested ($)
Brook Taube	—	—	—	—	—	—	—	—	—
Seth Taube	—	—	—	—	—	—	—	—	—
Jeffrey Tonkel	—	—	—	—	—	—	—	—	—
Richard T. Allorto, Jr.	—	—	—	—	—	50,000	$495,000	—	—
John D. Fredericks	—	—	—	—	—	50,000	$495,000	—	—
_____________

(1)
Stock awards consist of RSUs granted on March 17, 2016. The RSUs vest in three equal annual installments on each of the third, fourth and fifth anniversaries of the grant date, subject to the executive's continued employment on the applicable vesting date. The market value of the RSUs was computed using Medley Management Inc.'s closing price of $9.90 per share as of December 30, 2016. Subsequent to December 31, 2016, these RSU grants were canceled and in return the holders thereof were granted 50,000 LLC Units under the Incentive Plan, which vest in three annual installments commencing March 16, 2019 and have the equivalent market value.

Narrative Disclosure to Summary Compensation Table

The Company's named executive officers are generally compensated through a combination of annual guaranteed distributions on membership interests and annual discretionary bonuses in the form of cash, equity-based awards and/or profit interests in our advisor entities.

Guaranteed Distributions on Membership Interests

Each of the Company's named executive officers owns, directly or indirectly, membership interests in Medley LLC. The payments to the Co-Chief Executive Officers, Brook and Seth Taube, are performance based periodically set subject to maximums based on the Company's total assets under management. During the years ended December 31, 2016 and 2015, neither of the Co-Chief Executive Officers received any guaranteed payments.  This is expected to continue through December 31, 2017.  In addition, the Company pays to each of Messrs. Tonkel, Allorto and Fredericks a $25,000 monthly cash payment, included under Salary in the Summary Compensation Table.

As a condition to receiving membership interests in Medley LLC, each executive was required to become party to the limited liability company agreement of Medley LLC. The limited liability company agreement of Medley LLC, the unit award agreements evidencing such membership interests and the agreement described above relating to guaranteed payments, generally govern the rights and obligations of the executives.

Annual Discretionary Bonus

In February 2017, each of Messrs. Allorto and Fredericks was awarded an annual discretionary bonus for services rendered in 2016, which consisted of 50,000 LLC Units granted under the Incentive Plan. The LLC Units vest in three equal annual installments on each of the third, fourth and fifth anniversaries of the grant date, subject to the executive’s continued employment on the applicable vesting date. Each vested LLC Unit may be exchanged for one share of our common stock. The grant date fair market value of the LLC Units will be included in the Summary Compensation Table in the Company's proxy statement for the 2018 annual meeting of stockholders.

In March 2016, each of Messrs. Allorto and Fredericks was awarded an annual discretionary bonus for services rendered in 2015, which consisted of (1) 50,000 RSUs granted under the Incentive Plan and (2) the right to receive cash-settled carried interest payments in an amount tied to the performance of one of the Company's funds. The RSUs vest in three equal annual installments on each of the third, fourth and fifth anniversaries of the grant date, subject to the executive’s continued employment on the applicable vesting date. The carry interest awards entitle each of Messrs. Allorto and Fredericks to receive a cash distribution equal to 0.258% of the carried interest received by MOF II GP LLC from Medley Opportunity Fund II LP. Eligibility to receive a carry interest payment is based on the executive’s continued employment and ceases automatically upon termination of employment. The grant date fair market value of the RSUs is included in the Summary Compensation Table above. Subsequently, in February 2017, these RSU grants were canceled and in return the holders thereof were granted 50,000 LLC Units under the Incentive Plan, which had the equivalent grant date fair market value. These LLC Units vest annually in three equal installments commencing March 16, 2019, subject to the executive's continued employment on the applicable vesting date. Each vested LLC Unit may be exchanged for one share of our common stock. In accordance with SEC rules, the carry interest awards have not been included in the Summary Compensation Table above since the performance criteria has not been met.

Restrictive Covenants

Under the terms of their respective confidentiality, non-interference and invention assignment agreements, each of the named executive officers is subject to covenants restricting his (i) use and disclosure of confidential information while employed and at all times thereafter, (ii) ability to engage in any business activities that directly or indirectly competes with the Company while employed and for six months thereafter and (iii) solicitation of the Company's employees and consultants while employed and for twelve months thereafter and solicitation of the Company's customers and clients while employed and for six months thereafter.

Retirement Plan

The Company maintains a qualified contributory retirement plan that is intended to qualify as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code (the “Code”). The plan covers all employees, including our named executive officers, who may contribute up to 96% of their eligible compensation, subject to statutory limits imposed by the Code. The Company is also permitted to provide for, but currently do not provide any, matching contributions. In addition, the Company makes nonelective contributions under the 401(k) plan equal to 3% of each employee’s eligible earnings, subject to statutory limits imposed by the Code.

Director Compensation

The Company's employees who serve as directors receive no separate compensation for their service on the Board or on committees thereof.

For 2016, each of the Company's non-employee directors was entitled to receive annual compensation consisting of:

•	An annual cash retainer in the amount of $35,000, payable in quarterly installments;

•
restricted stock units (“RSUs”) having a fair market value on the date of grant of $35,000; provided, however, that each non-employee director has the option to elect to receive 100% of his annual compensation in RSUs, having a fair market value on the date of grant of $70,000 and subject to vesting terms as set forth in the applicable award agreement; and

•	as to the chairperson of the Audit Committee, an additional annual RSU award having a fair market value on the date of grant of $15,000.

Each of the Company's directors is entitled to be reimbursed for reasonable travel and related expenses associated with attendance at Board or committee meetings, although they will not be paid additional fees for attending meetings or for serving on Board committees.

In September 2016, the Company granted each of our non-employee directors RSUs in an amount representing the director’s annual equity award, or total compensation if the director elected to receive the entire compensation in the form of RSUs, for the annual period from September 2016 to September 2017. In March 2017, the Company revised our non-employee director compensation program such that going forward, RSUs would be granted on the date of the annual meeting each year which aligns the grant with annual term. In March 2017, the Board approved an amendment to the RSUs granted in September 2016 to each of Mr. Leeds and Rounsaville, Jr., such that two-thirds of such RSUs vest on May 10, 2017, the date of the 2017 Annual Meeting, and the reminder vest on September 29, 2017. The board also approved an amendment to the RSUs granted in September 2016 to Mr. Ryan such that a pro-rated portion of such RSUs will vest on March 17, 2017. At the same meeting, the Board approved pro-rated annual awards for the continuing non-employee directors for the period from September 30, 2017 until the next annual meeting and a full annual award for the new non-employee director.

Director Compensation

The table below sets forth information regarding non-employee director compensation for the fiscal year ended December 31, 2016.

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)(2)	All Other Compensation ($)	Total ($)	Total Number of Outstanding Unvested Equity Awards (#)(3)
Jeffrey T. Leeds	—	$70,000	—	$70,000	8,578
Guy Rounsaville, Jr.	$35,000	$35,000	—	$70,000	4,289
Philip K. Ryan(4)	—	$85,000	—	$85,000	10,416
 _____________

(1)	Represents the annual cash retainer earned for services rendered in 2016.

(2)	Represents the aggregate grant date fair value of the RSU awards computed in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718.

(3)	Represents the aggregate number of unvested RSUs held by each non-employee director as of the fiscal year end.

(4)	Mr. Ryan resigned from our Board effective March 17, 2017.

Narrative to Director Compensation Table

Eligible non-employee directors are awarded equity under the Company’s 2014 Omnibus Incentive Plan (the “Incentive Plan”). The directors’ RSUs granted in 2016 vest in full one year from the date of grant, subject to the director’s continued service on the Board on the applicable vesting date. If the director ceases to be a member of the Board for any reason, all of his then unvested RSUs will be forfeited, and upon a change in control (as defined in the Incentive Plan), all of the director’s unvested RSUs will fully vest.

Compensation Committee Interlocks and Insider Participation

During the 2016 fiscal year, the members of our Compensation Committee were Mr. Leeds, Mr. Brook Taube (our Co-Chief Executive Officer) and Mr. Seth Taube (our Co-Chief Executive Officer). None of the Company's executive officers serve as a member of the Board of Directors or Compensation Committee (or other committee performing equivalent functions) of any entity that has one or more executive officers serving on our Board of Directors or Compensation Committee.

Item 12.     Securities Ownership of Certain Beneficial Owners and Management and Related Stockholder

Principal Members

Medley Management Inc. and the Senior Management Owners are the holders of all the issued and outstanding equity interests of Medley LLC. Medley Management Inc. is the sole managing member of Medley LLC. Medley Management Inc. operates and controls all the business and affairs of Medley LLC and holds 100% of the voting equity interests in Medley LLC and 19.93% of the issued and outstanding LLC Units of Medley LLC. The remaining LLC Units (80.07%) are held by the persons who owned shares of Medley Management Inc. prior to the IPO. The LLC Units do not have voting rights. Medley Management Inc. is a holding company and its sole asset is its controlling equity interest in Medley LLC. Medley Management Inc. operates and controls all of the business and affairs and consolidates the financial results of Medley LLC and its subsidiaries. Medley Management Inc. and its Senior Management Owners have also entered into an exchange agreement under which the Senior Management Owners (or certain permitted transferees) have the right (subject to the terms of the exchange agreement), to exchange their equity interests in Medley LLC for shares of Medley Management Inc.'s Class A common stock on a one-for-one basis, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications.

Item 13.     Certain Relationships and Related Person Transactions, and Director Independence

Transactions with Related Persons

Exchange Agreement

In September 2014, the Company entered into an exchange agreement with the holders of LLC Units pursuant to which each holder of LLC Units (and certain permitted transferees thereof) may, from and after the first anniversary of the date of the IPO (subject to the terms of the exchange agreement) exchange their LLC Units for shares of Class A common stock of Medley Management Inc. on a one-for-one basis, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications. The exchange agreement also provides that a holder of LLC Units will not have the right to exchange LLC Units if Medley Management Inc. determines that such an exchange would be prohibited by law or regulation or would violate other agreements with Medley Management Inc. or its subsidiaries to which such holder may be subject. Medley Management Inc. may impose additional restrictions on exchange that it determines to be necessary or advisable so that Medley LLC is not treated as a “publicly traded partnership” for United States federal income tax purposes. As a holder exchanges LLC Units for shares of Class A common stock, the number of LLC Units held by Medley Management Inc. is correspondingly increased as it acquires the exchanged LLC Units.

Medley LLC Limited Liability Company Agreement

Medley Management Inc. holds LLC Units in Medley LLC and is the sole managing member of Medley LLC. Accordingly, Medley Management Inc. will operate and control all of the business and affairs of Medley LLC and, through Medley LLC and its operating entity subsidiaries, conduct our business.

Pursuant to the limited liability company agreement of Medley LLC, Medley Management Inc. has the right to determine when distributions will be made to holders of LLC Units and the amount of any such distributions. If a distribution is authorized, such distribution will be made to the holders of LLC Units pro rata in accordance with the percentages of their respective limited liability company interests.

The holders of LLC Units, including Medley Management Inc., will incur income taxes on their proportionate share of any taxable income of Medley LLC. Net profits and net losses of Medley LLC will generally be allocated to its holders (including Medley Management Inc.) pro rata in accordance with the percentages of their respective limited liability company interests, except as otherwise required by law. The limited liability company agreement of Medley LLC will provide for cash distributions, which we refer to as “tax distributions”, to the holders of the LLC Units if Medley Management Inc., as the sole managing member of Medley LLC, determines that the taxable income of Medley LLC will give rise to taxable income for the holders of LLC Units to the extent that other distributions made by Medley LLC for such year were otherwise insufficient to cover such tax liabilities. Generally, these tax distributions will be computed based on our estimate of the net taxable income of Medley LLC multiplied by an assumed tax rate equal to the highest effective marginal combined United States federal, state and local income tax rate (including the “Medicare” tax imposed under Internal Revenue Code) prescribed for an individual or corporate resident in New York, New York or California (taking into account the non-deductibility of certain expenses and the character of our income) and the character of the applicable income, but not taking into account the deductibility of state and local income taxes for U.S. federal income tax purposes and without regard to certain basis adjustments that may have the effect of reducing a particular holders net taxable income.

The limited liability company agreement of Medley LLC also provides that substantially all expenses incurred by or attributable to Medley Management Inc., but not including obligations incurred under the tax receivable agreement by Medley Management Inc., will be borne by Medley LLC.

Other than Medley Management Inc., holders of LLC Units, including the Senior Management Owners were subject to limited exceptions, prohibited from transferring any LLC Units held by them upon consummation of the IPO of Medley Management Inc. in 2014, or any shares of Class A common stock received upon exchange of such LLC Units, until the third anniversary of the IPO of Medley Management Inc. without our consent. Thereafter and prior to the fourth and fifth anniversaries of the IPO of Medley Management Inc., such holders may not transfer more than 33 1/3% and 66 2/3%, respectively, of the number of LLC Units held by them at the time of consummation of the IPO of Medley Management Inc. in 2014, together with the number of any shares of Class A common stock received by them upon exchange therefor, without consent. While this agreement could be amended or waived by us, the Senior Management Owners have advised us that they do not intend to seek any waivers of these restrictions.

Other Transactions

Christopher Taube, our Senior Managing Director, Head of Institutional Fund Raising, is the brother of Messrs. Brook and Seth Taube, our Co-Chief Executive Officers and Co-Chairmen of the Board. In connection with his employment, Mr. Chris Taube is entitled to a guaranteed annual payment related to his ownership interest in Medley LLC, as well as an annual discretionary bonus which may be in the form of cash, equity based awards and/or profits interests in our advisor entities. Mr. Chris Taube received total compensation valued at $1.6 million, in respect of his 2016 services, which included the guaranteed annual payments and a grant of LLC Units. The LLC Units have substantially the same terms as those granted to our other executives. His compensation is commensurate with that of a similarly situated employee in his position.

Statement of Policy Regarding Transactions with Related Persons

The Board of Directors recognizes the fact that transactions with related persons present a heightened risk of conflicts of interests and/or improper valuation (or the perception thereof). The Board of Directors has adopted a written policy on transactions with related persons that is in conformity with the requirements for issuers having publicly-held common stock that is listed on the NYSE.

This related person policy requires that a “related person” (as defined as in Item 404(a) of Regulation S-K) must promptly disclose to our General Counsel any “related person transaction” (defined as any transaction that is anticipated would be reportable by us under Item 404(a) of Regulation S-K in which we were or are to be a participant and the amount involved exceeds $120,000 and in which any related person had or will have a direct or indirect material interest) and all material facts with respect thereto. The General Counsel will then promptly communicate that information to the Board. No related person transaction will be executed without the approval or ratification of the Board or a duly authorized committee of the Board. It is the Company's policy that directors interested in a related person transaction will recuse themselves from any vote on a related person transaction in which they have an interest.

Item 14.     Principal Accounting Fees and Services

The Audit Committee of Medley Management Inc., our managing member, has appointed RSM US LLP (“RSM”) as the independent registered public accounting firm to audit our consolidated financial statements for the year ended December 31, 2016.

The following table presents fees for professional services rendered by RSM for the audit of our financial statements for 2016 and 2015 and fees billed for other services rendered by RSM for those periods:

	2016	2015
Audit fees(1)	$668,141	$—
Audit-related fees(2)	177,230	—
Tax fees(3)	—	18,500
All other fees(4)	—	—
Total	$845,371	$18,500
_____________

(1)
Amounts reported under Audit fees include professional services rendered for the audits of our annual financial statements and reviews of our quarterly financial statements. For the year ended December 31, 2016, audit fees include fees relating to the audits of Medley Management Inc. and Medley LLC as the audit work was performed concurrently.

(2)	Amounts reported under Audit-related fees include reviews of registration statements filed with the SEC in 2016.

(3)
Amounts reported under Tax fees include professional services rendered for tax return compliance, including review of partner capital accounts, and consultations related to technical interpretations, applicable laws and regulations and tax accounting.

(4)
All other fees encompasses any services provided by the independent registered public accounting firm other than services reported in the other above categories. There were no such fees in 2016 and 2015.

Pre-Approval Policies and Procedures

Medley Management Inc.'s audit committee has established pre-approval policies and procedures that govern the engagement of RSM, and the services provided by RSM to us are pre-approved by Medley Management Inc.'s audit committee in accordance with Medley Management Inc.'s policies and procedures.

PART IV.

Item 15.     Exhibits, Financial Statement Schedules

See Exhibit Index at the end of this Form 10-K, which is incorporated herein by reference.
Item 16.     Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDLEY LLC
(Registrant)

Date: March 16, 2017	By:	/s/ Richard T. Allorto, Jr.
Richard T. Allorto Jr.
Chief Financial Officer of Medley Management Inc.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capabilities indicated on the 16th day of March, 2016.

Signature	Title

/s/ Brook Taube	Co-Chief Executive Officer, Chief Investment Officer and Co-Chairman (Co-Principal Executive Officer) of Medley Management Inc., Manager of Registrant
Brook Taube

/s/ Seth Taube	Co-Chief Executive Officer, Co-Chariman (Co-Principal Executive Officer) Of Medley Management Inc., Manager of Registrant
Seth Taube

/s/ Richard T. Allorto, Jr.	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer) of Medley Management Inc., Manager of Registrant
Richard T. Allorto, Jr.

/s/ Jeffrey Tonkel	President of Medley Management Inc., Manager of Registrant
Jeffrey Tonkel

EXHIBIT INDEX
Exhibit No.	Description

3.1
Amended and Restated Certificate of Incorporation of Medley Management Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36638) filed on September 29, 2014).

3.2	Amended and Restated By-Laws of Medley Management Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 001-36638) filed on September 29, 2014).

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

4.3
Second Supplemental Indenture dated as of October 18, 2016, between Medley LLC and U.S. Bank National Association, as Trustee, with the form of note included therein (incorporated by reference to Exhibit 4.1 of Medley LLC’s Current Report on Form 8-K filed on October 19, 2016).

4.4
Third Supplemental Indenture, dated January 18, 2017, between Medley LLC and U.S. Bank National Association, as trustee, including the form of note attached as an exhibit thereto (incorporated by reference to Exhibit 4.1 of Medley LLC's Current Report on Form 8-K filed on January 20, 2017).

4.5
Fourth Supplemental Indenture, dated February 22, 2017, between Medley LLC and U.S. Bank National Association, as trustee, including the form of note attached as an exhibit thereto (incorporated by reference to Exhibit 4.1 of Medley LLC's Current Report on Form 8-K filed on February 22, 2017).

10.1
Fourth Amended and Restated Limited Liability Company Agreement of Medley LLC, dated as of September 23, 2014 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36638) filed on September 29, 2014).

10.2
Exchange Agreement, dated as of September 23, 2014, among Medley Management Inc., Medley LLC and the holders of LLC Units from time to time party thereto (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-36638) filed on September 29, 2014).

10.3
Tax Receivable Agreement, dated as of September 23, 2014, by and among Medley Management Inc. and each of the other persons from time to time party thereto (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 001-36638) filed on September 29, 2014).

10.4
Registration Rights Agreement, dated as of September 23, 2014, by and among Medley Management Inc. and the Covered Persons from time to time party thereto (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (File No. 001-36638) filed on September 29, 2014).

10.5
Credit Agreement, dated as of August 14, 2014, among Medley LLC, the lenders party thereto and Credit Suisse AG, Cayman Islands Branch (incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198212) filed on August 18, 2014).

10.6
Credit Agreement, dated as of August 19, 2014, among Medley LLC, the lenders party thereto and City National Bank (incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-198212) filed on September 3, 2014).

10.7
Guarantee and Collateral Agreement, dated as of August 19, 2014, among Medley LLC, the subsidiary guarantors party thereto and City National Bank (incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-198212) filed on September 3, 2014).

10.8†	Medley Management Inc. 2014 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K (File No. 001-36638) filed on September 29, 2014).

10.9†
Form of Employee Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.5.2 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-198212) filed on September 3, 2014).

10.10†
Form of Director Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.5.3 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-198212) filed on September 3, 2014).

10.11†
Medley LLC Unit Award Agreement to Jeffrey Tonkel, dated as of January 7, 2013 (incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198212) filed on August 18, 2014).

10.12†
Amendment to Medley LLC Unit Award Agreement to Jeffrey Tonkel, dated as of May 29, 2014 (incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198212) filed on August 18, 2014).

10.13†
Medley LLC Unit Award Agreement to Richard Allorto, dated as of January 7, 2013 (incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198212) filed on August 18, 2014).

10.14†
Amendment to Medley LLC Unit Award Agreement to Richard Allorto, dated as of May 29, 2014 (incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198212) filed on August 18, 2014).

10.15†
Second Amendment to Award Agreement of Jeffrey Tonkel, dated September 23, 2014 (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-36638) filed on May 14, 2015).

10.16†
Second Amendment to Award Agreement of Richard T. Allorto, Jr., dated September 23, 2014 (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-36638) filed on May 14, 2015).

10.17†	Award Agreement of John D. Fredericks, dated June 1, 2013 (incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-36638) filed on May 14, 2015).

10.18†
Amendment to Award Agreement of John D. Fredericks, dated May 29, 2014 (incorporated by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-36638) filed on May 14, 2015).

10.19†
Second Amendment to Award Agreement of Richard T. Allorto, Jr., dated September 23, 2014 (incorporated by reference to Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-36638) filed on May 14, 2015).

10.20†	Form of Restrictive Covenant Agreement (incorporated by reference to Exhibit 10.6 to the Registrant's Quarterly Report on Form 10-Q (File Np. 001-36638) filed on May 14, 2015).

10.21†
Letter Agreement, dated October 27, 2010, with Messrs. Brook and Seth Taube (incorporated by reference to Exhibit 10.7 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-36638) filed on May 14, 2015).

10.22†
Form of Letter Agreement, dated March 17, 2016, entered into with John D. Fredericks and Richard T. Allorto, Jr. (incorporated by reference to Exhibit 10.1 to the Registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2016, filed on May 12, 2016).

10.23
Master Investment Agreement, dated as of June 3, 2016, among Medley LLC, Medley Seed Funding I LLC, Medley Seed Funding II LLC, Medley Seed Funding III LLC, DB MED Investor I LLC and DB MED Investor II LLC (incorporated by reference to Exhibit 10.11 to Medley LLC’s Amendment No. 1 to Form S-1 (File No. 333-212514) filed on July 28, 2016).

10.24
First Amendment dated as of May 3, 2016 to the Credit Agreement, dated as of August 14, 2014, among Medley LLC, the lenders party thereto and Credit Suisse AG, Cayman Islands Branch (incorporated by reference to Exhibit 10.2 to the Registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2016, filed on August 11, 2016).

10.25
 Amendment Number One and Consent dated as of August 12, 2015 to the Credit Agreement, dated as of August 19, 2014, among Medley LLC, the lenders party thereto and City National Bank (incorporated by reference to Exhibit 10.3 to the Registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2016, filed on August 11, 2016).

10.26
Amendment Number Two dated as of May 3, 2016 to the Credit Agreement, dated as of August 19, 2014, among Medley LLC, the lenders party thereto and City National Bank. (incorporated by reference to Exhibit 10.4 to the Registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2016, filed on August 11, 2016).

21.1*	Subsidiaries of Medley Management Inc.

31.1*	Certification by Co-Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification by Co-Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.3*	Certification by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Co-Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Co-Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
* Filed herewith

† Management contract or compensatory plan in which directors and/or executive officers are eligible to participate

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