Form 10-Q
period 2017-03-31
Medley LLC
filed 2017-05-12
CIK 1536577

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017
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

(212) 759-0777
(Registrant’s telephone number, including area code

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes   ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes   ☒     No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒
		Emerging Growth Company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 11, 2017, 29,492,224 units of membership interest of Medley LLC were outstanding. There is no trading market for Medley LLC's units of membership interests.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Form 10-Q”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that reflect our current views with respect to, among other things, our operations and financial performance. Forward-looking statements include all statements that are not historical facts. In some cases, you can identify these forward-looking statements by the use of words such as “outlook,” “believes,” “expects,” “potential,” “may,” “should,” “could,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of these words or other comparable words. Such forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. We believe these factors include, but are not limited to, those described under Part I, Item 1A. “Risk Factors,” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (the "Annual Report on Form 10-K") available on the SEC's website at www.sec.gov, which include, but are not limited to, the following:

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

i

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

•	our Revolving Credit Facility imposes significant operating and financial restrictions on us and our subsidiaries, which may prevent us from capitalizing on business opportunities;

•	servicing our indebtedness will require a significant amount of cash. Our ability to generate sufficient cash depends on many factors, some of which are not within our control;

•	despite our current level of indebtedness, we may be able to incur substantially more debt and enter into other transactions, which could further exacerbate the risks to our financial condition;

•	operational risks may disrupt our business, result in losses or limit our growth;

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

Medley LLC was formed on October 27, 2010 and is the operating company of Medley Management Inc., a public company traded under the symbol “MDLY.” Medley Management Inc. is the sole managing member of Medley LLC. Medley Management Inc. was incorporated on June 13, 2014, and commenced operations on September 29, 2014 upon completion of its initial public offering (“IPO”) of its Class A common stock. Medley Management Inc.'s sole material operating asset is its investment in Medley LLC. Medley Management Inc. is controlled by the pre-IPO owners.
.
Unless the context suggests otherwise, references herein to the “Company,” “Medley,” “we,” “us” and “our” refer to Medley LLC, and its consolidated subsidiaries.

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

•	“BDC” refers to business development company;

•	“fee earning AUM” refers to the assets under management on which we directly earn base management fees;

•	“hurdle rates” refers to the rates above which we earn performance fees, as defined in the long-dated private funds’ and SMAs’ applicable investment management or partnership agreements;

•	“investee company” refers to a company to which one of our funds lends money or in which one of our funds otherwise makes an investment;

•	“long-dated private funds” refers to MOF II, MOF III, MCOF, Aspect and any other private funds we may manage in the future;

•	“management fees” refers to base management fees and Part I incentive fees;

•	“MCOF” refers to Medley Credit Opportunity Fund LP;

•	“Medley LLC” refers to Medley LLC and its consolidated subsidiaries;

•	“MOF II” refers to Medley Opportunity Fund II LP;

•	“MOF III” refers to Medley Opportunity Fund III LP;

•	“our funds” refers to the funds, alternative asset companies and other entities and accounts that are managed or co-managed by us and our affiliates;

•	“our investors” refers to the investors in our permanent capital vehicles, our private funds and our SMAs;

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

PART I.

Item 1.    Financial Statements

Condensed Consolidated Balance Sheets
(Amounts in thousands, except share and per share amounts)

	As of March 31, 2017 (unaudited)	As of December 31, 2016
Assets
Cash and cash equivalents	$62,947	$49,566
Restricted cash equivalents	7,554	4,897
Investments, at fair value	36,311	31,904
Management fees receivable	11,226	12,630
Performance fees receivable	2,744	4,961
Other assets	16,345	17,004
Total assets	$137,127	$120,962

Liabilities and Equity
Senior unsecured debt	$116,480	$49,793
Loans payable	8,736	52,178
Accounts payable, accrued expenses and other liabilities	27,508	37,178
Total liabilities	152,724	139,149

Commitments and contingencies (Note 9)

Redeemable Non-controlling Interests	36,041	30,805

Equity
Accumulated other comprehensive income	327	166
Non-controlling interests in consolidated subsidiaries	(1,714)	(1,717)
Members' deficit	(50,251)	(47,441)
Total deficit	(51,638)	(48,992)
Total liabilities, redeemable non-controlling interests and equity	$137,127	$120,962

See accompanying notes to unaudited condensed consolidated financial statements

Medley LLC

Condensed Consolidated Statements of Operations (unaudited)
(Amounts in thousands, except share and per share amounts)

	For the Three Months Ended March 31,
	2017	2016
Revenues
Management fees (includes Part I incentive fees of $544 and $3,369, respectively)	$13,895	$16,263
Performance fees	(2,219)	(591)
Other revenues and fees	2,320	1,899
Total revenues	13,996	17,571

Expenses
Compensation and benefits	5,794	5,868
Performance fee compensation	(881)	(71)
General, administrative and other expenses	2,668	7,979
Total expenses	7,581	13,776

Other income (expense)
Dividend income	735	222
Interest expense	(3,647)	(2,118)
Other income (expense), net	1,560	(751)
Total other expense, net	(1,352)	(2,647)
Income before income taxes	5,063	1,148
Provision for income taxes	127	35
Net income	4,936	1,113
Net income attributable to redeemable non-controlling interests and non-controlling interests in consolidated subsidiaries	1,488	263
Net income attributable to Medley LLC	$3,448	$850

See accompanying notes to unaudited condensed consolidated financial statements

Medley LLC

Condensed Consolidated Statements of Comprehensive Income (unaudited)
(Amounts in thousands)

	For the Three Months Ended March 31,
	2017	2016
Net income	$4,936	$1,113
Other comprehensive income:
Change in fair value of available-for-sale securities	485	—
Total comprehensive income	5,421	1,113
Comprehensive income attributable to redeemable non-controlling interests and non-controlling interests in consolidated subsidiaries	324	263
Comprehensive income attributable to Medley LLC	$5,097	$850

See accompanying notes to unaudited condensed consolidated financial statements

Medley LLC

Condensed Consolidated Statement of Changes in Equity and Redeemable Non-controlling Interests (unaudited)
(Amounts in thousands, except share and per share amounts)

	Accumulated Other Comprehensive Income	Non- controlling Interests in Consolidated Subsidiaries	Members' Deficit	Total Deficit	Redeemable Non- controlling Interests

Balance at December 31, 2016	$166	$(1,717)	$(47,441)	$(48,992)	$30,805
Cumulative effect of accounting change due to the adoption of ASU 2016-09	—	—	32	32	—
Net income	—	3	3,448	3,451	1,485
Change in fair value of available-for-sale securities	161	—	—	161	324
Stock-based compensation	—	—	(37)	(37)	—
Reclass of cumulative dividends on forfeited RSUs	—	—	416	416	—
Repurchases of LLC Units	—	—	(402)	(402)	—
Contributions	—	—	—	—	5,000
Distributions	—	—	(6,267)	(6,267)	(1,573)
Balance at March 31, 2017	$327	$(1,714)	$(50,251)	$(51,638)	$36,041

See accompanying notes to unaudited condensed consolidated financial statements

Medley LLC

Condensed Consolidated Statements of Cash Flows (unaudited) (Amounts in thousands)

	For the Three Months Ended March 31,
	2017	2016
Cash flows from operating activities
Net income	$4,936	$1,113
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Stock-based compensation	(37)	835
Amortization of debt issuance costs	979	135
Accretion of debt discount	552	198
Provision for (benefit from) deferred taxes	108	(18)
Depreciation and amortization	235	188
Net change in unrealized depreciation on investments	72	110
Income from equity method investments	(69)	(12)
Reclassification of cumulative dividends paid on forfeited restricted stock units	416	—
Other non-cash amounts	—	27
Changes in operating assets and liabilities:
Management fees receivable	1,404	3,144
Performance fees receivable	2,217	574
Other assets	345	780
Accounts payable, accrued expenses and other liabilities	(9,658)	(2,994)
Net cash provided by operating activities	1,500	4,080
Cash flows from investing activities
Purchases of fixed assets	(18)	(1,867)
Distributions received from equity method investments	17	810
Purchases of available-for-sale securities	(3,728)	—
Net cash used in investing activities	(3,729)	(1,057)
Cash flows from financing activities
Repayment of loans payable	(44,800)	(312)
Proceeds from issuance of senior unsecured debt	69,108	—
Capital contributions from redeemable non-controlling interests	5,000	—
Distributions to members and redeemable non-controlling interests	(7,840)	(7,529)
Debt issuance costs	(2,585)	—
Repurchases of LLC Units	(402)	(1,198)
Capital contributions to equity method investments	(214)	(53)
Net cash provided by (used in) financing activities	18,267	(9,092)
Net increase (decrease) in cash, cash equivalents and restricted cash equivalents	16,038	(6,069)
Cash, cash equivalents and restricted cash equivalents, beginning of period	54,463	71,300
Cash, cash equivalents and restricted cash equivalents, end of period	$70,501	$65,231

See accompanying notes to unaudited condensed consolidated financial statements

Medley LLC

Condensed Consolidated Statements of Cash Flows (unaudited) (Amounts in thousands)

	For the Three Months Ended March 31,
	2017	2016
Reconciliation of cash, cash equivalents, and restricted cash equivalents reported on the condensed consolidated balance sheets to the total of such amounts reported on the condensed consolidated statements of cash flows

Cash and cash equivalents	$62,947	$65,231
Restricted cash equivalents	7,554	—
Total cash, cash equivalents and restricted cash equivalents	$70,501	$65,231
Supplemental disclosure of non-cash investing and financing activities
Deferred tax asset impact on cumulative effect of accounting change due to the adoption of ASU 2016-09	$32	$—
Fixed assets	—	2,293
Reclassification of redeemable non-controlling interest	—	12,155

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

Medley LLC was formed on October 27, 2010 and is the operating company of Medley Management Inc., a public company traded under the symbol “MDLY.” Medley Management Inc. is the sole managing member of Medley LLC. Medley Management Inc. was incorporated on June 13, 2014 and commenced operations on September 29, 2014 upon completion of its initial public offering (“IPO”) of its Class A common stock. Medley Management Inc.'s sole material operating asset is its investment in Medley LLC.

Registered Public Offering of Medley LLC Notes

On August 9, 2016, Medley LLC completed a registered public offering of $25.0 million of an aggregate principal amount of 6.875% senior notes due 2026 (the "2026 Notes") at a public offering price of 100% of the principal amount. On October 18, 2016, Medley LLC completed a public offering of an additional $28.6 million in aggregate principal amount of the 2026 Notes at a public offering price of $24.45 for each $25.00 principal amount of notes. The notes mature on August 15, 2026 and interest is payable quarterly. The notes will be redeemable in whole or in part at Medley's option on or after August 15, 2019 at a redemption price of 100% of the aggregate principal amount plus accrued and unpaid interest payments. The Company used the net proceeds from the offering to repay a portion of the outstanding indebtedness under the Company's Term Loan Facility. The 2026 Notes are listed on the New York Stock Exchange and trades thereon under the trading symbol “MDLX.”

On January 18, 2017, Medley LLC completed a registered public offering of $34.5 million of an aggregate principal amount of 7.25% senior notes due 2024 (the “2024 Notes”) at a public offering price of 100% of the principal amount. On February 22, 2017, Medley LLC completed a public offering of an additional $34.5 million in aggregate principal amount of the 2024 Notes at a public offering price of $25.25 for each $25.00 principal amount of notes. The 2024 Notes mature on January 30, 2024 and interest is payable quarterly commencing on April 30, 2017. The notes will be redeemable in whole or in part at Medley's option on or after January 30, 2020 at a redemption price of 100% of the aggregate principal amount plus accrued and unpaid interest payment. The Company used the net proceeds from the offering to repay the remaining outstanding indebtedness under the Term Loan Facility and for general corporate purposes. The 2024 Notes are listed on the New York Stock Exchange and trade thereon under the trading symbol “MDLQ.”

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

Medley LLC

Notes to Condensed Consolidated Financial Statements (unaudited)

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared on the accrual basis of accounting in conformity with U.S. generally accepted accounting principles (“GAAP”) and include the accounts of Medley LLC and its consolidated subsidiaries (collectively, “Medley” or the “Company”). Additionally, the accompanying condensed consolidated financial statements of the Company and related financial information have been prepared pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with U.S. GAAP may be omitted. In the opinion of management, the unaudited condensed consolidated financial results included herein contain all adjustments, consisting solely of normal recurring accruals, considered necessary for the fair presentation of financial statements for the interim periods included herein. Therefore, this Form 10-Q should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2016. The current period's results of operations will not necessarily be indicative of results that ultimately may be achieved for the full year ending December 31, 2017.

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

Medley LLC

Notes to Condensed Consolidated Financial Statements (unaudited)

Consolidated Variable Interest Entities

As of March 31, 2017 and December 31, 2016, Medley LLC has three majority owned subsidiaries, SIC Advisors LLC, Medley Seed Funding I LLC and STRF Advisors LLC, which are consolidated VIEs. Each of these entities were organized as a limited liability company and was legally formed to either manage a designated fund or strategically invest capital as well as isolate business risk. As of March 31, 2017, total assets and total liabilities, after eliminating entries, of these VIEs reflected in the condensed consolidated balance sheets were $54.7 million and $20.1 million, respectively. As of December 31, 2016, total assets and total liabilities, after eliminating entries, of these VIEs reflected in the condensed consolidated balance sheets were $51.7 million and $22.8 million, respectively. Except to the extent of the assets of these VIEs that are consolidated, the holders of the consolidated VIEs’ liabilities generally do not have recourse to the Company.

Seed Investments

The Company accounts for seed investments through the application of the voting interest model under ASC 810-10-25-1 through 25-14 and consolidates a seed investment when the investment advisor holds a controlling interest, which is, in general, 50% or more of the equity in such investment. For seed investments in which the Company does not hold a controlling interest, the Company accounts for such seed investment under the equity method of accounting, at its ownership percentage of such seed investment’s net asset value.

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

As of March 31, 2017, the Company recorded investments, at fair value, attributed to these non-consolidated VIEs of $5.4 million, receivables of $2.0 million included as a component of other assets and a clawback obligation of $7.1 million included as a component of accounts payable, accrued expenses and other liabilities on the Company’s condensed consolidated balance sheets. The clawback obligation assumes a hypothetical liquidation of a fund’s investments, at their then current fair values and a portion of tax distributions relating to performance fees which would need to be returned. As of December 31, 2016, the Company recorded investments, at fair value of $5.1 million, receivables of $1.9 million included as a component of other assets and a clawback obligation of $7.1 million included as a component of accounts payable, accrued expenses and other liabilities on the Company’s condensed consolidated balance sheets. As of March 31, 2017, the Company’s maximum exposure to losses from these entities is $7.4 million.

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

Unrealized appreciation (depreciation) resulting from changes in fair value of the equity method investments is reflected as a component of other income (expense), net in the condensed consolidated statements of operations. The Company evaluates its equity method investments for impairment whenever events or changes in circumstances indicate that the carrying amounts of such investments may not be recoverable.

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

Debt Issuance Costs

Debt issuance costs represent direct costs incurred in obtaining financing and are amortized over the term of the underlying debt using the effective interest method. Debt issuance costs, and the related amortization expense, are adjusted when any prepayments of principal are made to the related outstanding debt. Amortization of debt issuance costs is included as a component of interest expense in the Company's consolidated statement of operations.

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

Medley LLC

Notes to Condensed Consolidated Financial Statements (unaudited)

Certain management agreements provide for Medley to receive other management fee revenue derived from up front origination fees paid by the funds' and/or separately managed accounts' underlying portfolio companies. These fees are recognized when Medley becomes entitled to such fees.

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

Performance Fees

Performance fees consist principally of the allocation of profits from certain funds and separately managed accounts, to which Medley provides management services. Medley is generally entitled to an allocation of income as a performance fee after returning the invested capital plus a specified preferred return as set forth in each respective agreement. Medley recognizes revenues attributable to performance fees based upon the amount that would be due pursuant to the respective agreement at each period end as if the funds were terminated at that date. Accordingly, the amount recognized in the Company's condensed consolidated financial statements reflects Medley’s share of the gains and losses of the associated funds’ underlying investments measured at their current fair values. Performance fee revenue may include reversals of previously recognized performance fees due to a decrease in the net income of a particular fund that results in a decrease of cumulative performance fees earned to date. Since fund return hurdles are cumulative, previously recognized performance fees also may be reversed in a period of appreciation that is lower than the particular fund’s hurdle rate. During the three months ended March 31, 2017 and 2016, the Company reversed $2.6 million and $0.7 million, respectively, of previously recognized performance fees. As of March 31, 2017, the Company recognized cumulative performance fees of $4.8 million.

Performance fees received in prior periods may be required to be returned by Medley in future periods if the funds’ investment performance declines below certain levels. Each fund is considered separately in this regard and, for a given fund, performance fees can never be negative over the life of a fund. If upon a hypothetical liquidation of a fund’s investments, at their then current fair values, previously recognized and distributed performance fees would be required to be returned, a liability is established for the potential clawback obligation. As of March 31, 2017, the Company had not received any performance fee distributions, except for tax distributions related to the Company’s allocation of net income, which included an allocation of performance fees. Pursuant to the organizational documents of each respective fund, a portion of these tax distributions may be subject to clawback. As of March 31, 2017, the Company had accrued $7.1 million for clawback obligations that would need to be paid if the funds were liquidated at fair value as of the end of the reporting period. The Company’s actual obligation, however, would not become payable or realized until the end of a fund’s life.

Other Revenues and Fees

Medley provides administrative services to certain affiliated funds and is reimbursed for direct and allocated expenses incurred in providing such administrative services, as set forth in the respective underlying agreements. These fees are recognized as revenue in the period administrative services are rendered.

Performance Fee Compensation

Medley has issued profit interests in certain subsidiaries to select employees. These profit-sharing arrangements are accounted for under ASC 710, Compensation — General, which requires compensation expense to be measured at fair value at the grant date and expensed over the vesting period, which is usually the period over which the service is provided. The fair value of the profit interests are re-measured at each balance sheet date and adjusted for changes in estimates of cash flows and vesting percentages. The impact of such changes is recorded in the condensed consolidated statements of operations as an increase or decrease to performance fee compensation.

Income Taxes

The Company is treated as a partnership for income tax purposes and is therefore not subject to U.S. federal, state and local income taxes. The Company is subject to New York City's unincorporated business tax attributable to the Company's taxable income apportioned to New York City.

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

Recently Issued Accounting Pronouncements Adopted as of January 1, 2017

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which simplifies and improves several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. The Company adopted ASU 2016-09 effective January 1, 2017.

Under the new guidance, all excess tax benefits and tax deficiencies related to employee stock compensation will be recognized within income tax expense. Under prior guidance, excess tax benefits were recognized to additional paid-in capital and tax deficiencies were only recognized to the extent they exceeded the pool of excess tax benefits. In addition, excess tax benefits will be classified as cash flows from operating activities, and cash withheld by the Company for employees' withholding taxes will be classified as cash flows from financing activities on the Company's consolidated statements of cash flows. In connection with the adoption of ASU 2016-09, the Company elected to account for forfeitures as they occur, instead of utilizing an estimated forfeiture rate assumption. The change in accounting for forfeitures was applied on a modified retrospective basis by means of a cumulative-effect adjustment to equity. As of January 1, 2017, a deferred tax asset was recorded in the amount of less than $0.1 million to reflect this change in accounting principle.

Recently Issued Accounting Pronouncements Not Yet Adopted

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which provides that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for such goods or services. To achieve this core principle, an entity should apply the following steps: (1) identify the contracts with a customer, (2) identify the performance obligations in the contracts, (3) determine the transaction prices, (4) allocate the transaction prices to the performance obligations in the contracts, and (5) recognize revenue when, or as, the entity satisfies a performance obligation. The guidance also requires advanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity’s contracts with customers. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which clarified the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which clarified the implementation guidance regarding performance obligations and licensing arrangements. This new guidance will become effective for the Company on January 1, 2018. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. However, the adoption of this guidance is expected to impact the timing of performance fee revenue recognition. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities, which requires that all equity investments (except those accounted for under the equity method of accounting) be measured at fair value with changes in fair value recognized in net income. This guidance eliminates the available-for-sale classification for equity securities with readily determinable fair values. However, companies may elect to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer. This new guidance will become effective for the Company on January 1, 2018. Under this new guidance, changes in the fair value of available-for-sale securities will no longer be classified in the Company's condensed consolidated statements of comprehensive income but rather as a component of other income in its condensed consolidated statements of operations.

Medley LLC

Notes to Condensed Consolidated Financial Statements (unaudited)

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This guidance requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases, along with additional qualitative and quantitative disclosures. This new guidance will become effective for the Company on January 1, 2019, with early adoption permitted. The Company is currently evaluating the impact of adopting this standard on its consolidated financial statements. However, the adoption of this guidance is expected to result in a significant increase in total assets and total liabilities, but is not expected to have a significant impact on the consolidated statement of operations.

The Company does not believe any other recently issued, but not yet effective, revisions to authoritative guidance will have a material effect on its consolidated balance sheets, results of operations or cash flows.

3.          INVESTMENTS

The components of investments are as follows:

	As of March 31, 2017 (unaudited)	As of December 31, 2016
	(Amounts in thousands)
Equity method investments, at fair value	$15,088	$14,895
Available-for-sale securities	21,223	17,009
Total investments, at fair value	$36,311	$31,904

Equity Method Investments

Medley measures the carrying value of its public non-traded equity method investments at NAV per share. Unrealized appreciation (depreciation) resulting from changes in NAV per share is reflected as a component of other income (expense) in the condensed consolidated statements of operations. The carrying value of the Company’s privately-held equity method investments is determined based on the amounts invested by the Company plus the equity in earnings or losses of the investee allocated based on the respective underlying agreements, less distributions received.

The Company evaluates its equity method investments for impairment whenever events or changes in circumstances indicate that the carrying amounts of such investments may not be recoverable. There were no impairment losses recorded during the three months ended March 31, 2017 and 2016.

As of March 31, 2017 and December 31, 2016, the Company’s carrying value of its equity method investments was $15.1 million and $14.9 million, respectively. Included in this balance was $9.0 million as of March 31, 2017 and December 31, 2016 from the Company’s investment in publicly-held Sierra Income Corporation (“SIC”). The remaining balance as of March 31, 2017 and December 31, 2016 relates primarily to the Company’s investments in Medley Opportunity Fund II, LP ("MOF II"), Medley Opportunity Fund III LP (“MOF III”) and CK Pearl Fund, LP.

Available-For-Sale Securities

As of March 31, 2017 and December 31, 2016, the Company’s carrying value of its available-for-sale securities was $21.2 million and $17.0 million, respectively, and consisted of 2,759,748 and 2,264,892 shares of MCC, respectively. The Company measures the carrying value of its investment in MCC at fair value based on the quoted market price on the exchange on which its shares trade. As of March 31, 2017, cumulative unrealized gains in redeemable non-controlling interests and accumulated other comprehensive income on the Company's consolidated balance sheets was $0.4 million and $0.3 million, respectively. There were no impairment charges recorded related to the Company’s investments in available-for-sale securities during the three months ended March 31, 2017 and 2016.

Medley LLC

Notes to Condensed Consolidated Financial Statements (unaudited)

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

When determining the fair value of publicly traded equity securities, the Company uses the quoted market price as of the valuation date on the primary market or exchange on which they trade. The Company’s investments in available-for-sale securities are categorized as Level I. As of March 31, 2017 and December 31, 2016, there were no financial instruments classified as Level II or Level III.

Our equity method investments for which fair value is measured at NAV per share, or its equivalent, using the practical expedient, are not categorized in the fair value hierarchy.

A review of the fair value hierarchy classifications is conducted on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification for certain financial assets or liabilities. Reclassifications impacting all levels of the fair value hierarchy are reported as transfers in or out of Level I, II or III category as of the beginning of the quarter during which the reclassifications occur. There were no transfers between levels in the fair value hierarchy during the three months ended March 31, 2017 and 2016.

Medley LLC

Notes to Condensed Consolidated Financial Statements (unaudited)

5.           OTHER ASSETS

The components of other assets are as follows:

	As of March 31, 2017 (unaudited)	As of December 31, 2016
	(Amounts in thousands)
Fixed assets, net of accumulated depreciation of $2,053 and $1,816, respectively	$4,781	$4,998
Security deposits	1,975	1,975
Administrative fees receivable (Note 10)	2,113	2,068
Deferred tax assets (Note 11)	1,496	1,584
Due from affiliates (Note 10)	1,893	2,133
Prepaid expenses and taxes	1,825	2,188
Other	2,262	2,058
Total other assets	$16,345	$17,004

6.          LOANS PAYABLE

The Company's loans payable consist of the following:

	As of March 31, 2017 (unaudited)	As of December 31, 2016
	(Amounts in thousands)
Term loans under the Credit Suisse Term Loan Facility, net of unamortized discount and debt issuance costs of $1,207 as of December 31, 2016	$—	$43,593
Non-recourse promissory notes, net of unamortized discount of $1,264 and $1,415, respectively	8,736	8,585
Total loans payable	$8,736	$52,178

Credit Suisse Term Loan Facility

On August 14, 2014, the Company entered into a $110.0 million senior secured term loan credit facility (as amended, “Term Loan Facility”) with Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent thereunder, Credit Suisse Securities (USA) LLC, as bookrunner and lead arranger, and the lenders from time-to-time party thereto, which had an original maturity date of June 15, 2019. In February 2017, borrowings under this facility were paid off using the proceeds from the issuance of senior unsecured debt and the Term Loan Facility was terminated.

Borrowings under the Term Loan Facility, bore interest, at the borrower’s option, at a rate equal to either a Eurodollar margin over an adjusted LIBOR (with a “floor” of 1.0%) or a base rate margin over an adjusted base rate determined by reference to the highest of (i) the term loan administrative agent’s prime rate; (ii) the federal funds effective rate in effect on such day plus 0.5%; and (iii) an adjusted LIBOR plus 1.0%. The applicable margins for the Term Loan Facility was 5.5%, in the case of Eurodollar loans and 4.5%, in the case of adjusted base rate loans. Outstanding borrowings under the Term Loan Facility bore interest at a rate of 6.5% as of December 31, 2016. Borrowings were collateralized by substantially all of the equity interests in Medley LLC’s wholly owned subsidiaries. Total interest expense under the Term Loan Facility, including accretion of the note discount and amortization of debt issuance costs, was $1.5 million and $1.8 million for the three months ended March 31, 2017 and 2016, respectively.

CNB Credit Agreement

On August 19, 2014, the Company entered into a $15.0 million senior secured revolving credit facility with City National Bank (as amended, the “Revolving Credit Facility”). The Company intends to use any proceeds from borrowings under the Revolving Credit Facility for general corporate purposes, including funding of its working capital needs. Borrowings under the Revolving Credit Facility bear interest at the option of the Company, either (i) at an Alternate Base Rate, as defined, plus an

Medley LLC

Notes to Condensed Consolidated Financial Statements (unaudited)

applicable margin not to exceed 3.25% or (ii) at an Adjusted LIBOR plus an applicable margin not to exceed 4.0%. As of and during the three months ended March 31, 2017 and 2016, there were no amounts drawn under the Revolving Credit Facility.

The Revolving Credit Facility also contains a financial covenant that requires the Company to maintain a Maximum Net Leverage Ratio of not greater than 3.5 to 1.0, with which the Company is compliant. This ratio is calculated on a trailing twelve months basis and is the ratio of Total Net Debt, as defined, to Core EBITDA, as defined, and is calculated using the Company’s financial results and includes adjustments made to calculate Core EBITDA. Non-compliance with any of the financial or non-financial covenants without cure or waiver would constitute an event of default under the Revolving Credit Facility. The Revolving Credit Facility also contains other customary events of default, including defaults based on events of bankruptcy and insolvency, dissolution, nonpayment of principal, interest or fees when due, breach of specified covenants, change in control and material inaccuracy of representations and warranties. There were no events of default under the Revolving Credit Facility as of March 31, 2017.

Non-Recourse Promissory Notes

In April 2012, the Company borrowed $10.0 million under two non-recourse promissory notes. Proceeds from the borrowings were used to purchase 1,108,033 shares of common stock of SIC, which were pledged as collateral for the obligations. Interest on the notes is paid monthly and is equal to the dividends received by the Company related to the pledged shares. The Company may prepay the notes in whole or in part at any time without penalty and the lenders may call the notes if certain conditions are met. The notes are scheduled to mature in March 2019. The proceeds from the notes were recorded net of issuance costs of $3.8 million and are being accreted, using the effective interest method, over the term of the non-recourse promissory notes. Total interest expense under these non-recourse promissory notes, including accretion of the note discount, was $0.3 million and $0.4 million for the three months ended March 31, 2017 and 2016, respectively. The fair value of the outstanding balance of the notes was $10.2 million as of March 31, 2017 and December 31, 2016.

Contractual Maturities of Loans Payable

As of March 31, 2017, $10.0 million of future principal payments will be due, relating to loans payable, during the year ended December 31, 2019.

7.          SENIOR UNSECURED DEBT

The Company’s senior unsecured debt consist of the following:

	As of March 31, 2017 (unaudited)	As of December 31, 2016
	(Amounts in thousands)
6.875% Notes due 2026, net of unamortized discount and debt issuance costs of $3,549 at March 31, 2017 and $3,802 at December 31, 2016	$50,046	$49,793
7.25% Notes due 2024, net of unamortized premium and debt issuance costs of $2,565 at March 31, 2017	66,434	—
Total senior unsecured debt	$116,480	$49,793

2026 Notes

On August 9, 2016 and October 18, 2016, the Company issued debt consisting of $53.6 million in aggregate principal amount of senior unsecured notes due 2026 at a stated coupon rate of 6.875% (the "2026 Notes"). The net proceeds from these offerings were used to pay down a portion of the Company's outstanding indebtedness under its Term Loan Facility. Interest is payable quarterly commencing on November 15, 2016. The 2026 Notes are subject to redemption in whole or in part at any time or from time to time, at the option of the Company, on or after August 15, 2019 at a redemption price per security equal to 100% of the outstanding principal amount thereof plus accrued and unpaid interest payments. The 2026 notes were recorded net of discount and direct issuance costs of $3.8 million which are being amortized over the term of notes using the effective interest rate method. The 2026 Notes are listed on the New York Stock Exchange and trades thereon under the trading symbol “MDLX.” The fair value of the 2026 Notes based on there underlying quoted market price was $53.0 million as of March 31, 2017.

Medley LLC

Notes to Condensed Consolidated Financial Statements (unaudited)

Interest expense on the 2026 Notes, including amortization of discount and debt issuance costs, was $1.0 million for the three months ended March 31, 2017.

2024 Notes

On January 18, 2017 and February 22, 2017, the Company issued $69.0 million in aggregate principal amount of senior unsecured notes due 2024 at a stated coupon rate of 7.25% (the "2024 Notes"). The net proceeds from these offerings were used to pay down the remaining portion of the Company's outstanding indebtedness under its Term Loan Facility with the remaining to be used for general corporate purposes. Interest is payable quarterly commencing on April 30, 2017. The 2024 Notes are subject to redemption in whole or in part at any time or from time to time, at the option of the Company, on or after January 30, 2020 at a redemption price per security equal to 100% of the outstanding principal amount thereof plus accrued and unpaid interest payments. The 2024 notes were recorded net of discount and direct issuance costs of $2.6 million which are being amortized over the term of notes using the effective interest rate method. The 2024 Notes are listed on the New York Stock Exchange and trades thereon under the trading symbol “MDLQ.” The fair value of the 2024 Notes based on there underlying quoted market price was $70.4 million as of March 31, 2017.

Interest expense on the 2024 Notes, including amortization of debt premium and debt issuance costs, was $0.8 million for the three months ended March 31, 2017.

8.          ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER LIABILITIES

The components of accounts payable, accrued expenses and other liabilities are as follows:

	As of March 31, 2017 (unaudited)	As of December 31, 2016
	(Amounts in thousands)
Accrued compensation and benefits	$1,755	$7,978
Due to affiliates (Note 10)	14,257	15,533
Revenue share payable (Note 9)	4,903	6,472
Accrued interest	1,472	558
Professional fees	331	425
Deferred rent	2,755	2,833
Deferred tax liabilities (Note 11)	190	202
Performance fee compensation payable	105	985
Accounts payable and other accrued expenses	1,740	2,192
Total accounts payable, accrued expenses and other liabilities	$27,508	$37,178

9.          COMMITMENTS AND CONTINGENCIES

Operating Leases

Medley leases office space in New York City and San Francisco under non-cancelable lease agreements that expire at various times through September 2023. Rent expense was $0.6 million and $0.7 million for the three months ended March 31, 2017 and 2016.

Medley LLC

Notes to Condensed Consolidated Financial Statements (unaudited)

Future minimum rental payments under non-cancelable leases are as follows as of March 31, 2017 (in thousands):

Remaining in 2017	$2,017
2018	2,704
2019	2,710
2020	2,833
2021	2,430
Thereafter	4,254
Total future minimum lease payments	$16,948

Capital Commitments to Funds

As of March 31, 2017 and December 31, 2016, the Company had aggregate unfunded commitments of $0.3 million and $0.5 million, respectively, to certain long-dated private funds.

Other Commitments

In April 2012, the Company entered into an obligation to pay a fixed percentage of management and incentive fees received by the Company from SIC. The agreement was entered into contemporaneously with the $10 million non-recourse promissory notes that were issued to the same parties (Note 6). The two transactions were deemed to be related freestanding contracts and the $10 million of loan proceeds were allocated to the contracts using their relative fair values. At inception, the Company recognized an obligation of $4.4 million representing the present value of the future cash flows expected to be paid under this agreement. As of March 31, 2017 and December 31, 2016, this obligation amounted to $4.9 million and $6.5 million, respectively, and is recorded as revenue share payable, a component of accounts payable, accrued expenses and other liabilities on the consolidated balance sheets. The change in the estimated cash flows for this obligation is recorded in other income (expense) on the consolidated statements of operations.

Legal Proceedings

From time to time, the Company is involved in various legal proceedings, lawsuits and claims incidental to the conduct of its business. Its business is also subject to extensive regulation, which may result in regulatory proceedings against it. Except as described below, the Company is not currently party to any material legal proceedings.

One of the Company's subsidiaries, MCC Advisors LLC, was named as a defendant in a lawsuit on May 29, 2015, by Moshe Barkat and Modern VideoFilm Holdings, LLC (“MVF Holdings”) against MCC, MOF II, MCC Advisors LLC, Deloitte Transactions and Business Analytics LLP A/K/A Deloitte ERG (“Deloitte”), Scott Avila (“Avila”), Charles Sweet, and Modern VideoFilm, Inc. (“MVF”). The lawsuit is pending in the California Superior Court, Los Angeles County, Central District, as Case No. BC 583437. The lawsuit was filed after MCC, as agent for the lender group, exercised remedies following a series of defaults by MVF and MVF Holdings on a secured loan with an outstanding balance at the time in excess of $65 million. The lawsuit sought damages in excess of $100 million. Deloitte and Avila have settled the claims against them in exchange for payment of $1.5 million. Following a separate lawsuit by Mr. Barkat against MVF’s D&O insurance carrier, the carrier, Charles Sweet and MVF have settled the claims against them. On June 6, 2016, the court granted the defendants’ demurrers on several counts and dismissed Mr. Barkat’s claims with prejudice except with respect to his claim for intentional interference with contract. MCC and the other defendants continue to dispute the remaining allegations and are vigorously defending the lawsuit while pursuing affirmative counterclaims against Mr. Barkat and MVF Holdings. On August 29, 2016, MVF Holdings filed another lawsuit in the California Superior Court, Los Angeles County, Central District, as Case No. BC 631888 (the “Derivative Action”), naming MCC Advisors LLC and certain of Medley’s employees as defendants, among others. The plaintiff in the Derivative Action, asserts claims against the defendants for breach of fiduciary duty, aiding and abetting breach of fiduciary duty, unfair competition, breach of the implied covenant of good faith and fair dealing, interference with prospective economic advantage, fraud, and declaratory relief. MCC Advisors LLC and the other defendants believe the outstanding claims for alleged interference with Mr. Barkat’s employment contract, and the other causes of action asserted in the Derivative Action are without merit and all defendants intend to continue to assert a vigorous defense.

Medley LLC

Notes to Condensed Consolidated Financial Statements (unaudited)

On May 4, 2017, Medley Capital LLC entered into a Settlement Agreement with CK Pearl Fund, Ltd. and CK Pearl Fund, LP (the “CK Pearl Funds”), pursuant to which the CK Pearl Funds granted Medley Capital LLC and its affiliates, managers, officers, directors, employees (the “Medley Parties”) a full release of claims and further agreed to indemnify the Medley Parties from any liabilities and to reimburse Medley Capital LLC for its reasonable legal fees and expenses in connection with the following lawsuit: CK Pearl Fund, Ltd. and CK Pearl Fund, LP v. Rothstein Kass & Company, P.C., Rothstein-Kass P.A., Rothstein Kass & Co. LLC and Rothstein, Kass & Company (Cayman); Rothstein Kass & Company, P.C., Rothstein-Kass P.A., Rothstein Kass & Co. LLC and Rothstein, Kass & Company (Cayman) v. Medley Capital LLC, filed on September 19, 2016, in the Superior Court of New Jersey Law Division: Essex County, as Docket No. L-5196-15 (the “Rothstein Lawsuit”). Pursuant to the settlement, Medley Capital LLC will be filing a motion seeking dismissal as a defendant in the Rothstein Litigation. While Medley Capital LLC will remain as a named defendant until it is dismissed or the action is resolved, in light of the CK Pearl Funds’ agreement to indemnify the Medley Parties and to advance expenses on their behalf, we believe the Rothstein litigation no longer constitutes a material pending legal proceeding. The settlement also resolves our affirmative lawsuit against the CK Pearl Funds, Medley Capital LLC v. CK Pearl Fund, Ltd., filed on November 28, 2016, in the Grand Court of the Cayman Islands in the Financial Services Division, as Cause No. FSD 196 of 2016.

10.         RELATED PARTY TRANSACTIONS

Substantially all of Medley’s revenue is earned through agreements with its non-consolidated funds for which it collects management and performance fees for providing investment and management services.

From June 2012 through December 2016, Medley was party to an Expense Support and Reimbursement Agreement (“ESA”) with SIC. During the term of the ESA, which expired on December 31, 2016, Medley agreed to pay up to 100% of SIC's operating expenses in order for SIC to achieve a reasonable level of expenses relative to its investment income. Pursuant to the ESA, SIC had a conditional obligation to reimburse Medley for any amounts they funded under the ESA if, within three years of the date on which Medley funded such amounts, SIC met certain financial levels. ESA expenses are recorded within general, administrative, and other expense in the consolidated statements of operations. The remaining amounts due to SIC as of March 31, 2017 and December 31, 2016 under the ESA agreement were $6.6 million and $7.9 million, respectively. These amounts are included in accounts payable, accrued expenses and other liabilities as due to affiliates on the consolidated balance sheets. For the three months ended March 31, 2016, Medley recorded $5.2 million of ESA expenses under this agreement.

In January 2011, Medley entered into an administration agreement with MCC (the “MCC Admin Agreement”), whereby Medley agreed to provide administrative services necessary for the operations of MCC. MCC agreed to pay Medley for the costs and expenses incurred in providing such administrative services, including an allocable portion of Medley’s overhead expenses and an allocable portion of the cost of MCC’s officers and their respective staffs. Medley records these administrative fees as revenue in the period when the services are provided and are included in other revenues and fees on the consolidated statements of operations. During the three months ended March 31, 2017 and 2016, the Company recorded $1.0 million and $1.1 million, respectively, of revenue related to the MCC Admin Agreement. Amounts due from MCC under the MCC Admin Agreement were $1.0 million and $0.9 million as of March 31, 2017 and December 31, 2016, respectively, and are included as a component of other assets on the consolidated balance sheets.

In April 2012, Medley entered into an administration agreement with SIC (the “SIC Admin Agreement”), whereby Medley agreed to provide administrative services necessary for the operations of SIC. SIC agreed to pay Medley for the costs and expenses incurred in providing such administrative services including an allocable portion of Medley’s overhead expenses and an allocable portion of the cost of SIC’s officers and their respective staffs. Medley records these administrative fees as revenue in the period when the services are provided and are included in other revenues and fees on the condensed consolidated statement of operations. During the three months ended March 31, 2017 and 2016, the Company recorded $0.8 million and $0.6 million, respectively, of revenue related to the SIC Admin Agreement. Amounts due from SIC under the SIC Admin Agreement were $0.8 million and $0.9 million as of March 31, 2017 and December 31, 2016, respectively, and are included as a component of other assets on the consolidated balance sheets.

Additionally, Medley entered into administration agreements with other entities that it manages (the “Funds Admin Agreements”), whereby Medley agreed to provide administrative services necessary for the operations of these other vehicles. These other entities agreed to pay Medley for the costs and expenses incurred in providing such administrative services, including an allocable portion of Medley’s overhead expenses and an allocable portion of the cost of these other vehicles' officers and their respective staffs. Medley records these administrative fees as revenue in the period when the services are provided and are included in other revenues and fees on the consolidated statement of operations. During the three months ended March 31, 2017 and 2016, the Company recorded $0.3 million and $0.2 million, respectively, of revenue related to the Funds Admin Agreements. Amounts

Medley LLC

Notes to Condensed Consolidated Financial Statements (unaudited)

due from these entities under the Funds Admin Agreements were $0.3 million as of March 31, 2017 and December 31, 2016, and are included as a component of other assets on the consolidated balance sheets.

In connection with the amended and restated limited liability agreement of Medley LLC, Medley LLC agreed to, at the sole discretion of the managing member, reimburse Medley Management Inc. for all expenses incurred other than expenses incurred in connection with its income tax obligations. From time to time, the Company may also advance funds to Medley Management Inc. to cover its operating needs. For the three months ended March 31, 2017 and 2016, the Company recorded expense reimbursements of $0.5 million and $1.1 million , respectively, which were recorded as a component of Other income (expense), net on the consolidated statements of operations. As of March 31, 2017 and December 31, 2016, amounts due from Medley Management Inc. was $0.3 million and $0.5 million and was recorded as a component of other assets on the consolidated balance sheets.

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

Equity Method Investments

The Company holds equity method investments in SIC, MOF II, MOF III, CK Pearl Fund, L.P. and other vehicles. As of March 31, 2017 and December 31, 2016, the Company’s carrying value of its equity method investments was $15.1 million and $14.9 million, respectively. Included in this balance was $9.0 million as of March 31, 2017 and December 31, 2016, from the Company’s investment in SIC.

Available-For-Sale Securities

As of March 31, 2017 and December 31, 2016, the Company’s carrying value of its available-for-sale securities was $21.2 million and $17.0 million, respectively, and consisted of 2,759,748 and 2,264,892 shares of MCC, respectively. As of March 31, 2017, the Company recorded $0.7 million of cumulative unrealized gains in redeemable non-controlling interests and accumulated other comprehensive income on the Company's condensed consolidated balance sheets.

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

11.         INCOME TAXES

Deferred income taxes reflect the net effect of temporary differences between the tax basis of an asset or liability and its reported amount in the Company’s consolidated balance sheets. These temporary differences result in taxable or deductible amounts in future years. As of March 31, 2017 and December 31, 2016, the Company had total deferred tax assets of $1.5 million and $1.6 million, respectively, which consists primarily of temporary differences relating to certain accrued expenses, stock compensation and a tax benefit relating to tax goodwill. Total deferred tax liabilities were $0.2 million as of March 31, 2017 and December 31, 2016 and consists primarily of temporary differences relating to accrued fee income and accumulated net unrealized losses. The tax provision for deferred income taxes results from temporary differences arising principally from certain accrued expenses, deferred rent, fee income accruals and depreciation.

Medley LLC

Notes to Condensed Consolidated Financial Statements (unaudited)

The Company’s effective tax rate was 2.5% and 3.0% for the three months ended March 31, 2017 and 2016, respectively. The quarterly provision for income taxes is determined based on the Company’s estimated full year effective tax rate adjusted by the amount of tax attributable to infrequent or unusual items that are separately recognized on a discrete basis in the income tax provision in the quarter in which they occur. The Company is subject to New York City unincorporated business tax attributable to its taxable income apportioned to New York City.

Interest expense and penalties related to income tax matters are recognized as a component of the provision for income taxes. There were no such amounts incurred during the three months ended March 31, 2017 and 2016. As of March 31, 2017 and December 31, 2016 and during the three months ended March 31, 2017 and 2016, there were no uncertain tax positions taken that were not more likely than not to be sustained. Certain subsidiaries of the Company are no longer subject to tax examinations by taxing authorities for tax years prior to 2012.

12.         COMPENSATION EXPENSE

Compensation generally includes salaries, bonuses, and profit sharing awards. Bonuses and profit sharing awards are accrued over the service period to which they relate. Guaranteed payments made to our senior professionals who are members of Medley LLC are recognized as compensation expense. The guaranteed payments to the Company’s Co-Chief Executive Officers are performance based and are periodically set subject to maximums based on the Company’s total assets under management. Such maximums aggregated to $0.6 million for each of the Co-Chief Executive Officers during each of the three months ended March 31, 2017 and 2016. During the three months ended March 31, 2017 and 2016, neither of the Company’s Co-Chief Executive Officers received any guaranteed payments.

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

For the three months ended March 31, 2017 and 2016, the Company recorded a reversal of performance fee compensation expense of $0.9 million and $0.1 million, respectively. As of March 31, 2017 and December 31, 2016, the total performance fee compensation payable for these awards was $0.1 million and $1.0 million, respectively, and is included as a component of accounts payable, accrued expenses and other liabilities on the Company's condensed consolidated balance sheets.

Retirement Plan

The Company sponsors a defined-contribution 401(k) retirement plan that covers all employees. Employees are eligible to participate in the plan immediately, and participants are 100% vested from the date of eligibility. The Company makes contributions to the plan of 3% of an employee’s eligible wages, up to a maximum limit as determined by the Internal Revenue Service. The Company also pays all administrative fees related to the plan. The Company's accrued contributions to the plan were $0.1 million for each of the three months ended March 31, 2017 and 2016. As of March 31, 2017 and December 31, 2016 the Company's outstanding liability to the Plan was $0.6 million and $0.5 million, respectively.

Medley LLC

Notes to Condensed Consolidated Financial Statements (unaudited)

Stock-Based Compensation

In connection with the IPO of Medley Management Inc., Medley Management Inc. and Medley LLC adopted the Medley Management Inc. 2014 Omnibus Incentive Plan (the “Plan”). The purpose of the Plan is to provide a means through which the Company may attract and retain key personnel and to provide a means whereby directors, officers, employees, consultants and advisors (and prospective directors, officers, employees, consultants and advisors) of the Company can acquire and maintain an equity interest in the managing member of the Company, Medley Management Inc., or be paid incentive compensation, including incentive compensation measured by reference to the value of Medley Management Inc.’s Class A common stock or Medley LLC’s unit interests, thereby strengthening their commitment to the welfare of the Company and aligning their interests with those of Medley Management Inc.’s stockholders. The Plan provides for the issuance of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), restricted Class A LLC Units, stock bonuses, other stock-based awards and cash awards. As the grant of these awards are primarily for the benefit of the employees of Medley LLC, stock compensation is recognized in Medley LLC’s separate consolidated financial statements through a corresponding credit to members’ equity (deficit), representing a capital contribution by Medley Management Inc.

For the three months ended March 31, 2017 stock-based compensation was less than $0.1 million. Stock-based compensation was $0.8 million for the three months ended March 31, 2016. Stock-based compensation was recorded as compensation and benefits on the consolidated statements of operations and contributions on the consolidated statements of changes in equity and redeemable non-controlling interests.

13.         REDEEMABLE NON-CONTROLLING INTERESTS

In January 2016, the Company executed an amendment to SIC Advisors' operating agreement which provided the Company with the right to redeem membership units owned by the minority interest holder.  The Company’s redemption right is triggered by the termination of the dealer manager agreement between SIC and SC Distributors LLC, an affiliate of the minority interest holder. As a result of this redemption feature, the Company reclassified the non-controlling interest in SIC Advisors from the equity section to redeemable non-controlling interests in the mezzanine section of the balance sheet based on its fair value as of the amendment date.  The fair value of the non-controlling interest was determined to be $12.2 million on the date of the amendment and was adjusted through a charge to Members' Capital. During the three months ended March 31, 2017, net income allocated to this non-controlling interest was $1.0 million and distributions paid were $1.1 million. As of March 31, 2017, the balance of the redeemable non-controlling interest in SIC Advisors LLC was $13.2 million.

On June 3, 2016, the Company entered into a Master Investment Agreement with DB MED Investor I LLC and DB MED Investor II LLC (the ‘‘Investors’’) to invest up to $50 million in new and existing Medley managed funds (the ‘‘Joint Venture’’). The Company will contribute up to $10 million and an interest in STRF Advisors LLC, the investment advisor to Sierra Total Return Fund, in exchange for common equity interests in the Joint Venture. The Investors will invest up to $40 million in exchange for preferred equity interests in the Joint Venture. On account of the preferred equity interests, the Investors will receive an 8% preferred distribution, 15% of the Joint Venture’s profits, and all of the profits from the contributed interest in STRF Advisors LLC. Medley has the option, subject to certain conditions, to cause the Joint Venture to redeem the Investors’ interest in exchange for repayment of the outstanding investment amount at the time of redemption, plus certain other considerations. The Investors have the right, after seven years, to redeem their interests in the Joint Venture. As such, the Investors’ interest in the Joint Venture is included as a component of redeemable non-controlling interests on the Company’s consolidated balance sheets and amounted to $22.8 million as of March 31, 2017. Total contributions to the Joint Venture amounted to $27.5 million through March 31, 2017 and were used to purchase $20.5 million of MCC shares on the open market. During the three months ended March 31, 2017, net income and other comprehensive income allocated to this non-controlling interest was $0.5 million and $0.3 million, respectively. Distributions paid during the three months ended March 31, 2017 were $0.4 million. The Company intends to use the remaining contributions of $7.0 million, which is included in restricted cash equivalents on our consolidated balance sheets, to fund future investments.

Medley LLC

Notes to Condensed Consolidated Financial Statements (unaudited)

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Form 10-Q and our financial statements included in our Annual Report on Form 10-K.

Overview

We are an alternative asset management firm offering yield solutions to retail and institutional investors. We focus on credit-related investment strategies, primarily originating senior secured loans to private middle market companies in the U.S. that have revenues between $50 million and $1 billion. We generally hold these loans to maturity. Our national direct origination franchise, with over 85 people, provides capital to the middle market in the U.S. Over the past 15 years, we have provided capital to over 350 companies across 35 industries in North America.

We manage two permanent capital vehicles, both of which are BDCs, as well as long-dated private funds and SMAs, focusing on senior secured credit.

As of March 31, 2017, we had $5.5 billion of AUM, $2.5 billion in permanent capital vehicles and $3.0 billion in long-dated private funds and SMAs. Our year over year AUM growth as of March 31, 2017 was 9% and was driven in large part by the growth of our long-dated private funds and SMAs. Our compounded annual AUM growth rate from December 31, 2010 through March 31, 2017 was 31% and our compounded annual Fee Earning AUM growth rate was 22%, both of which have been driven in large part by the growth in our permanent capital vehicles. As of March 31, 2017, we had $3.2 billion of Fee Earning AUM, $2.2 billion in permanent capital vehicles and $1.0 billion in long-dated private funds and SMAs. Typically the investment periods of our institutional commitments range from 18 to 24 months and we expect our Fee Earning AUM to increase as capital commitments included in AUM are invested.

In general, our institutional investors do not have the right to withdraw capital commitments and, to date, we have not experienced any withdrawals of capital commitments. For a description of the risk factor associated with capital commitments, see “Risk Factors – Third-party investors in our private funds may not satisfy their contractual obligation to fund capital calls when requested, which could adversely affect a fund’s operations and performance” included in our Annual Report on Form 10-K.

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

We also may earn performance fees from our long-dated private funds and SMAs. Typically, these performance fees are 15.0% to 20.0% of the total return above a hurdle rate. These performance fees are accrued quarterly and paid after the return of all invested capital and an amount sufficient to achieve the hurdle rate of return.

We also may receive incentive fees related to realized capital gains in our permanent capital vehicles and certain of our long-dated private funds that we refer to as Part II incentive fees. Part II incentive fees are payable annually and are calculated at the end of each applicable year by subtracting (i) the sum of cumulative realized capital losses and unrealized capital depreciation from (ii) cumulative aggregate realized capital gains. If the amount calculated is positive, then the Part II incentive fee for such year is equal to 20% of such amount, less the aggregate amount of Part II incentive fees paid in all prior years. If such amount is negative, then no Part II incentive fee will be payable for such year. As our investment strategy is focused on generating yield from senior secured credit, historically we have not generated Part II incentive fees.

For the three months ended March 31, 2017 and March 31, 2016, 83%, and 89%, respectively, of our revenues were generated from management fees and performance fees derived primarily from net interest income on senior secured loans.

Our primary expenses are compensation to our employees and general, administrative and other expenses. Compensation includes salaries, discretionary bonuses, stock-based compensation and benefits paid and payable to our employees. Performance fee compensation is related to performance fees, generally consisting of incentive allocations in our long-dated private funds that we grant to certain of our professionals. General and administrative expenses include costs primarily related to professional services, office rent and related expenses, depreciation and amortization, travel and related expenses, information technology, communication and information services, placement fees and third-party marketing expenses, other general operating items, and, in 2016, expense support agreement expenses related to SIC.

Registered Public Offering of Medley LLC Notes

On August 9, 2016, Medley LLC completed a registered public offering of $25.0 million of an aggregate principal amount of 6.875% senior notes due 2026 (the "2026 Notes") at a public offering price of 100% of the principal amount. On October 18, 2016, Medley LLC completed a public offering of an additional $28.6 million in aggregate principal amount of 2026 Notes at a public offering price of $24.45 for each $25.00 principal amount of notes. The notes mature on August 15, 2026 and interest is payable quarterly. The notes will be redeemable in whole or in part at our option on or after August 15, 2019 at a redemption price of 100% of the aggregate principal amount plus accrued and unpaid interest payments. We used the net proceeds from the offering to repay a portion of the outstanding indebtedness under the Company's Term Loan Facility. The 2026 Notes are listed on the New York Stock Exchange and trades thereon under the trading symbol “MDLX.”

On January 18, 2017, Medley LLC completed a registered public offering of $34.5 million of an aggregate principal amount of 7.25% senior notes due 2024 (the “2024 Notes”) at a public offering price of 100% of the principal amount. On February 22, 2017, Medley LLC completed a public offering of an additional $34.5 million in aggregate principal amount of 2024 Notes at a public offering price of $25.25 for each $25.00 principal amount of notes. The 2024 Notes mature on January 30, 2024 and interest is payable quarterly commencing on April 30, 2017. The notes will be redeemable in whole or in part at our option on or after January 30, 2020 at a redemption price of 100% of the aggregate principal amount plus accrued and unpaid interest payment. We used the net proceeds from the offering to repay the remaining outstanding indebtedness under the Term Loan Facility and for general corporate purposes. The 2024 Notes are listed on the New York Stock Exchange and trade thereon under the trading symbol “MDLQ.”

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

Our Structure

Medley LLC is a partially owned subsidiary of Medley Management Inc., a holding company whose sole material asset is its controlling equity interest in Medley LLC. Medley Management Inc. operates and controls all of the business and affairs and consolidates the financial results of Medley LLC and its subsidiaries. Medley Management Inc. owns 100% of the voting interests in Medley LLC and 19.12% of the issued and outstanding LLC Units of Medley LLC. The remaining LLC Units (80.88%) are held by Brook Taube, Seth Taube and other members of senior management ("Senior Management Owners"). The LLC Units do not have voting rights. Medley Management Inc. and the Senior Management Owners have also entered into an exchange agreement under which the Senior Management Owners (or certain permitted transferees) have the right (subject to the terms of the exchange agreement), to exchange their equity interest in Medley LLC for shares of Medley Management Inc.'s Class A common stock on a one-for-one basis, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications.

Medley Group LLC, an entity wholly-owned by the pre-IPO owners, holds all 100 issued and outstanding shares of Medley Management Inc.'s Class B common stock. For so long as the pre-IPO owners and then-current Medley personnel hold at least 10% of the aggregate number of shares of Class A common stock and LLC Units (excluding those LLC Units held by Medley Management Inc.), which we refer to as the “Substantial Ownership Requirement,” the Class B common stock entitles Medley Group LLC, without regard to the number of shares of Class B common stock held by it, to a number of votes that is equal to 10 times the aggregate number of LLC Units held by all non-managing members of Medley LLC that do not themselves hold shares of Class B common stock and entitle each other holder of Class B common stock, without regard to the number of shares of Class B common stock held by such other holder, to a number of votes that is equal to 10 times the number of LLC Units held by such holder. For purposes of calculating the Substantial Ownership Requirement, (1) shares of Class A common stock deliverable to our pre-IPO owners and then-current Medley personnel pursuant to outstanding equity awards will be deemed then outstanding and (2) shares of Class A common stock and LLC Units held by any estate, trust, partnership or limited liability company or other similar entity of which any pre-IPO owner or then-current Medley personnel, or any immediate family member thereof, is a trustee, partner, member or similar party will be considered held by such pre-IPO owner or other then-current Medley personnel. From and after the time that the Substantial Ownership Requirement is no longer satisfied, the Class B common stock will entitle Medley Group LLC, without regard to the number of shares of Class B common stock held by it, to a number of votes that is equal to the aggregate number of LLC Units held by all non-managing members of Medley LLC that do not themselves hold shares of Class B common stock and entitle each other holder of Class B common stock, without regard to the number of shares of Class B common stock held by such other holder, to a number of votes that is equal to the number of LLC Units held by such holder. At the completion of our IPO, our pre-IPO owners were comprised of all of the non-managing members of Medley LLC. However, Medley LLC may in the future admit additional non-managing members that would not constitute pre-IPO owners. If at any time the ratio at which LLC Units are exchangeable for shares of our Class A common stock changes from one-for-one as set forth in the Exchange Agreement, the number of votes to which Class B common stockholders are entitled will be adjusted accordingly. Holders of shares of our Class B common stock will vote together with holders of our Class A common stock as a single class on all matters on which stockholders are entitled to vote generally, except as otherwise required by law.

Holders of equity interests in Medley LLC (other than Medley Management Inc.), are, subject to limited exceptions, prohibited from transferring any LLC Units held by them as of September 23, 2014 (the date of consummation of the IPO of Medley Management Inc.), or any shares of Medley Management Inc.'s Class A common stock received upon exchange of such LLC Units, until September 23, 2017 without Medley Management Inc.'s consent. Thereafter and prior to September 23, 2018 and September 23, 2019, such holders may not transfer more than 33 1/3% and 66 2/3%, respectively, of the number of any shares of Medley LLC's equity interests held by them as of September 23, 2014 (the date of consummation of the IPO of Medley Management Inc.), together with the number of any shares of Medley management Inc.'s Class A common stock received by them upon exchange therefor, without our consent. While this agreement could be amended or waived by Medley Management Inc., the holders of the equity interests in Medley LLC (other than Medley Management Inc.) have advised us that they do not intend to seek any waivers of these restrictions.

The diagram below depicts our organizational structure (excluding those operating subsidiaries with no material operations or assets) as of May 11, 2017:

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

(2)
If the pre-IPO owners exchanged all of their LLC Units for shares of Class A common stock, they would hold 80.88% of the outstanding shares of Class A common stock, entitling them to an equivalent percentage of economic interests and voting power in Medley Management Inc., Medley Group LLC would hold no voting power or economic interests in Medley

Management Inc. and Medley Management Inc. would hold 100% of outstanding LLC Units and 100% of the voting power in Medley LLC.

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

During the first half of fiscal year 2016, economic conditions continued to be unpredictable and volatile as it was during fiscal year 2015. However, during the second half of fiscal year 2016, broad economic markets showed stability and loan volumes across the lending spectrum improved. Loan funds received significant inflows while CLO issuances continued to increase in the second half of 2016. Both these factors drove significant volume in the loan market and drove pricing lower in 2016 and into the first quarter of 2017. As a result, the opportunity set for appropriate risk-adjusted investments reduced. Our platform provides us the ability to lend across the capital structure and at varying interest rates providing our firm access to a larger borrower subset over time; however, we believe the deployment of capital during fiscal year 2016 and into the first quarter of 2017, was prudent and cautious in-light of the prevailing market conditions.

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

•
Base Management Fees. Base management fees are generally based on a defined percentage of (i) average or total gross assets, including assets acquired with leverage, (ii) total commitments, (iii) net invested capital, (iv) NAV or (v) lower of cost or market value of a fund’s portfolio investments. These fees are calculated quarterly and are paid in cash in advance or in arrears. Base management fees are recognized as revenue in the period advisory services are rendered, subject to our assessment of collectability.

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

The timing and amount of performance fees generated by our funds is uncertain. If we were to have a realization event in a particular quarter or year, it may have a significant impact on our results for that particular quarter or year that may not be replicated in subsequent periods. Refer to “Risk Factors — Risks Related to Our Business and Industry” included in our Annual Report on Form 10-K.

Generally, if at the termination of a fund (and sometimes at interim points in the life of a fund), the fund has not achieved investment returns that (in most cases) exceed the preferred return threshold or (in all cases) the general partner receives net profits over the life of the fund in excess of its allocable share under the applicable partnership agreement, we will be obligated to repay an amount equal to the extent to which carried interest that was previously distributed to us exceeds the amounts to which we are ultimately entitled. Medley has not received any distributions of performance fees through March 31, 2017, other than tax distributions, a portion of which is subject to clawback. As of March 31, 2017, we accrued $7.1 million for clawback obligations that would need to be paid if the funds were liquidated at fair value at the end of the reporting period. Our actual obligation, however, would not become payable or realized until the end of a fund’s life.

For any given period, performance fee revenue on our consolidated statements of operations may include reversals of previously recognized performance fees due to a decrease in the value of a particular fund that results in a decrease of cumulative performance fees earned to date. Since fund return hurdles are cumulative, previously recognized fees also may be reversed in a period of appreciation that is lower than the particular fund's hurdle rate. During the three months ended March 31, 2017 and 2016, we reversed $2.6 million and $0.7 million, respectively, of previously recognized performance fees. As of March 31, 2017, we recognized cumulative performance fees of $4.8 million.

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

Expenses

Compensation and Benefits. Compensation and benefits generally includes salaries, discretionary bonuses and benefits paid and payable to our employees. Compensation also includes stock-based compensation associated with the grants of equity-based awards to our employees. Compensation expense relating to equity based awards are measured at fair value as of the grant date, reduced for actual forfeitures, and expensed over the vesting period on a straight-line basis. Bonuses are accrued over the service period to which they relate.

Guaranteed payments made to our senior professionals who are members of Medley LLC are recognized as compensation expense. The guaranteed payments to our Co-Chief Executive Officers are performance based and periodically set subject to maximums based on our total assets under management. Such maximums aggregated to $0.6 million for each of the three months ended March 31, 2017 and 2016. During the three months ended March 31, 2017 and 2016, neither of our Co-Chief Executive Officers received any guaranteed payments.

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

General, Administrative and Other Expenses. General and administrative expenses include costs primarily related to professional services, office rent, depreciation and amortization, general insurance, recruiting, travel and related expenses, information technology, communication and information services, other general operating items and, in 2016, SIC expenses under an expense support and reimbursement agreement.

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

Net Income Attributable to Redeemable Non-Controlling Interests and Non-Controlling Interests in Consolidated Subsidiaries. Net income attributable to redeemable non-controlling interests and non-controlling interests in consolidated subsidiaries represents the ownership interests that third parties hold in certain consolidated subsidiaries.

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

Managing Business Performance

Non-GAAP Financial Information

In addition to analyzing our results on a GAAP basis, management also makes operating decisions and assesses business performance based on the financial and operating metrics and data that are presented in the table below. Core Net Income and Core EBITDA are non-GAAP financial measures that are used by management to assess the performance of our business. There are limitations associated with the use of non-GAAP financial measures as compared to the use of the most directly comparable U.S. GAAP financial measure and these measures supplement and should be considered in addition to and not in lieu of the results of operations discussed further under "Results of Operations,’’ which are prepared in accordance with U.S. GAAP. Furthermore, such measures may be inconsistent with measures presented by other companies. For a reconciliation of these measures to the most comparable measure in accordance with U.S. GAAP, see "Reconciliation of Certain Non-GAAP Performance Measures to Consolidated U.S. GAAP Financial Measures.’’

Core Net Income. Core Net Income is an income measure that is used by management to assess the performance of our business through the removal of non-core items, as well as non-recurring expenses associated with the IPO of Medley Management Inc. It is calculated by adjusting net income attributable to Medley LLC to exclude reimbursable expenses associated with the launch of funds, amortization of stock-based compensation expense associated with grants of restricted stock units at the time of the IPO of Medley Management Inc., other non-core items and the income tax impact of these adjustments.

Core Earnings Before Interest, Income Taxes, Depreciation and Amortization (Core EBITDA). Core EBITDA is an income measure also used by management to assess the performance of our business. Core EBITDA is calculated as Core Net Income before interest expense, income taxes, depreciation and amortization.

Key Performance Indicators

When we review our performance we focus on the indicators described below:

	For the Three Months Ended March 31,
	2017	2016
	(Amounts in thousands, except AUM, share and per share amounts)
Consolidated Financial Data:
Net income attributable to Medley LLC	$3,448	$850

Non-GAAP Data:
Core Net Income	$5,012	$6,547
Core EBITDA	7,920	9,067

Other Data (at period end, in millions):
AUM	$5,452	$5,012
Fee Earning AUM	3,214	3,169

AUM

AUM refers to the assets of our funds. We view AUM as a metric to measure our investment and fundraising performance as it reflects assets generally at fair value plus available uncalled capital. For our funds, our AUM equals the sum of the following:

•	Gross asset values or NAV of such funds;

•	the drawn and undrawn debt (at the fund-level, including amounts subject to restrictions); and

•	uncalled committed capital (including commitments to funds that have yet to commence their investment periods).

The table below provides the roll forward of AUM.

				% of AUM
	Permanent Capital Vehicles	Long-dated Private Funds and SMAs	Total	Permanent Capital Vehicles	Long-dated Private Funds and SMAs
	(Dollars in millions)
Beginning balance, December 31, 2016	$2,527	$2,808	$5,335	47%	53%
Commitments (1)	13	208	221
Capital reduction (2)	(45)	—	(45)
Distributions (3)	(27)	(31)	(58)
Change in fund value (4)	(4)	3	(1)
Ending balance, March 31, 2017	$2,464	$2,988	$5,452	45%	55%
____________

(1)
With respect to permanent capital vehicles, represents increases during the period through equity and debt offerings, subject to restrictions, as well as any changes in available undrawn borrowings or capital commitments. With respect to long-dated private funds and SMAs, represents new commitments or gross inflows, respectively, as well as any increases in available undrawn borrowings.

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

AUM increased to $5.5 billion as of March 31, 2017 compared to $5.3 billion of AUM as of December 31, 2016. Our permanent capital vehicles decreased $62.5 million as of March 31, 2017, primarily due to a reduction of debt and distributions, partly offset by increased equity raise. Our long-dated private funds and SMAs increased AUM by $180.4 million, or 6%, primarily associated with new debt commitments, partly offset by distributions as some of our vehicles are no longer in the investment period.

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

Components of Fee Earning AUM

	As of March 31, 2017	As of December 31, 2016
	(Amounts in millions)
Fee earning AUM based on gross asset value	$2,214	$2,207
Fee earning AUM based on capital commitments	113	113
Fee earning AUM based on invested capital or NAV	887	870
Total fee earning AUM	$3,214	$3,190

As of March 31, 2017, fee earning AUM based on gross asset value increased by $6.9 million, compared to December 31, 2016. The increase in fee earning AUM based on gross asset value was due primarily to an increase in equity commitments, partly offset by distributions.

As of March 31, 2017, fee earning AUM based on capital commitments remained consistent compared to December 31, 2016.

As of March 31, 2017, fee earning AUM based on invested capital or NAV increased by $16.7 million, or 2%, compared to December 31, 2016. The increase in fee earning AUM based on invested capital or NAV was due primarily to capital deployment from our long-dated private funds and SMAs, partially offset by distributions of income and return of capital by our long-dated private funds and SMAs as some of our vehicles are no longer in the investment period.

The table below presents the roll forward of Fee Earning AUM.

				% of Fee Earning AUM
	Permanent Capital Vehicles	Long-dated Private Funds and SMAs	Total	Permanent Capital Vehicles	Long-dated Private Funds and SMAs
	(Dollars in millions)
Ending balance, December 31, 2016	$2,207	$983	$3,190	69%	31%
Commitments (1)	38	89	127
Capital reduction (2)	—	—	—
Distributions (3)	(27)	(58)	(85)
Change in fund value (4)	(4)	(14)	(18)
Ending balance, March 31, 2017	$2,214	$1,000	$3,214	69%	31%
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

Total fee earning AUM increased by $23.7 million, or 1%, to $3.2 billion as of March 31, 2017 compared to total fee earning AUM as of December 31, 2016, due primarily to capital commitments by our private funds and SMAs, partly offset by distributions from all permanent capital vehicles and private funds and SMAs.

Returns

The following section sets forth historical performance for our active funds.

Sierra Income Corporation (SIC)

We launched SIC, our first public non-traded permanent capital vehicle, in April 2012. SIC primarily focuses on direct lending to middle market borrowers in the U.S. Since inception, we have provided capital for a total of 275 investments and have invested a total of $1.7 billion. As of March 31, 2017, the fee earning AUM was $1.2 billion. The performance for SIC as of March 31, 2017 is summarized below:

Annualized Net Total Return(1):	6.7%
Annualized Realized Losses on Invested Capital:	0.6%
Average Recovery:	75.6%

Medley Capital Corporation (MCC)

We launched MCC, our first permanent capital vehicle in January 2011. MCC primarily focuses on direct lending to private middle market borrowers in the U.S. Since inception, we have provided capital for a total of 182 investments and have invested a total of $2.0 billion. As of March 31, 2017, excluding Medley SBIC LP, the fee earning AUM was $791 million. The performance for MCC as of March 31, 2017 is summarized below:

Annualized Net Total Return(2):	4.8%
Annualized Realized Losses on Invested Capital:	1.3%
Average Recovery:	52.0%

Medley SBIC LP (Medley SBIC)

We launched Medley SBIC in March 2013 as a wholly owned subsidiary of MCC. Medley SBIC lends to smaller middle market private borrowers that we otherwise would not target in our other funds, due primarily to size. Since inception, we have provided capital for a total of 33 investments and have invested a total of $353 million. As of March 31, 2017, the fee earning AUM was $232 million. The performance for Medley SBIC fund as of March 31, 2017 is summarized below:

Gross Portfolio Internal Rate of Return(4):	13.1%
Net Investor Internal Rate of Return(5):	15.3%
Annualized Realized Losses on Invested Capital:	0.0%
Average Recovery:	N/A

Medley Opportunity Fund II LP (MOF II)

MOF II is a long-dated private investment fund that we launched in December 2010. MOF II lends to middle market private borrowers, with a focus on providing senior secured loans. Since inception, we have provided capital for a total of 69 investments and have invested a total of $906 million. As of March 31, 2017, the fee earning AUM was $380 million. MOF II is currently fully invested and actively managing its assets. The performance for MOF II as of March 31, 2017, is summarized below:

Gross Portfolio Internal Rate of Return(4):	11.3%
Net Investor Internal Rate of Return(6):	6.7%
Annualized Realized Losses on Invested Capital:	1.7%
Average Recovery(3):	NM

Medley Opportunity Fund III LP (MOF III)

MOF III is a long-dated private investment fund that we launched in December 2014. MOF III lends to middle market private borrowers in the U.S., with a focus on providing senior secured loans. Since inception, we have provided capital for a total of 30 investments and have invested a total of $143 million. As of March 31, 2017, the fee earning AUM was $113 million. The performance for MOF III as of March 31, 2017 is summarized below:

Gross Portfolio Internal Rate of Return(4):	11.6%
Net Investor Internal Rate of Return(6):	5.9%
Annualized Realized Losses on Invested Capital:	—%
Average Recovery(3):	N/A

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

The performance of MCOF and Aspect as of March 31, 2017 is not meaningful given the funds' limited operations and capital invested to date.

Separately Managed Accounts (SMAs)

In the case of our SMAs, the investor, rather than us, may control the assets or investment vehicle that holds or has custody of the related investments. Certain subsidiaries of Medley LLC serve as the investment adviser for our SMAs. Since inception, we have provided capital for a total of 133 investments and have invested a total of $779 million. As of March 31, 2017, the fee earning AUM in our SMAs was $455 million. The aggregate performance of our SMAs as of March 31, 2017, is summarized below:

Gross Portfolio Internal Rate of Return(4):	10.4%
Net Investor Internal Rate of Return(7):	8.2%
Annualized Realized Losses on Invested Capital:	0.2%
Average Recovery(3):	NM
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

(3)
Average Recovery includes only those realized investments in which we experience a loss of principal on a cumulative cash flow basis and is calculated by dividing the total actual cash inflows for each respective investment, including all interest, principal and fee note repayments, dividends and transactions fees, if applicable, by the total actual cash outflows for each respective investment. For MOF II and the SMAs, we have presented the Average Recovery as “NM” or “Not Meaningful” because we believe the number of realized losses for each respective vehicle is not sufficient to provide an accurate representation of the expected Average Recovery for each vehicle.

(4)
For MOF II, MOF III, SMAs and Medley SBIC, the Gross Portfolio Internal Rate of Return represents the cumulative investment performance from inception of each respective fund through March 31, 2017. The Gross Portfolio Internal Rate of Return includes both realized and unrealized investments and excludes the impact of base management fees, incentive fees and other fund related expenses. For realized investments, the investment returns were calculated based on the actual cash outflows and inflows for each respective investment and include all interest, principal and fee note repayments, dividends and transactions fees, if applicable. For unrealized investments, the investment returns were calculated based on the actual cash outflows and inflows for each respective investment and include all interest, principal and fee note repayments, dividends and transactions fees, if applicable. The investment return assumes that the remaining unrealized portion of the investment is realized at the investment’s most recent fair value, as calculated in accordance with U.S. GAAP. There can be no assurance that the investments will be realized at these fair values and actual results may differ significantly.

(5)
Earnings from Medley SBIC are paid to MCC. The Net Internal Rate of Return for Medley SBIC was calculated based upon i) the actual cash contribution and distributions to/from MCC and Medley SBIC ii) an allocable portion of MCC’s management and incentive fees and general fund related expenses and iii) assumes the NAV as of the measurement date is distributed to MCC. As of March 31, 2017, Medley SBIC Net Internal Rate of Return as described above assuming only the inclusion of management fees was 20.0%.

(6)
Net Investor Internal Rate of Return for MOF II and MOF III was calculated net of all management fees and carried interest allocation since inception and was computed based on the actual dates of capital contributions and the ending aggregate partners’ capital at the end of the period.

(7)
Net Investor Internal Rate of Return for our SMAs was calculated using the Gross Portfolio Internal Rate of Return, as described in note 4, and includes the actual management fees, incentive fees and general fund related expenses.

Results of Operations

The following table and discussion sets forth information regarding our consolidated results of operations for the three months ended March 31, 2017 and 2016. The unaudited condensed consolidated financial statements of Medley have been prepared on substantially the same basis for all historical periods presented.

	For the Three Months Ended March 31,
	(unaudited)
	2017	2016
	(Amounts in thousands, except AUM data)
Revenues
Management fees	$13,895	$16,263
Performance fees	(2,219)	(591)
Other revenues and fees	2,320	1,899
Total revenues	13,996	17,571

Expenses
Compensation and benefits	5,794	5,868
Performance fee compensation	(881)	(71)
General, administrative and other expenses	2,668	7,979
Total expenses	7,581	13,776

Other income (expense)
Dividend income	735	222
Interest expense	(3,647)	(2,118)
Other income (expense), net	1,560	(751)
Total other expense, net	(1,352)	(2,647)
Income before income taxes	5,063	1,148
Provision for income taxes	127	35
Net income	4,936	1,113
Net income attributable to redeemable non-controlling interests and non-controlling interests in consolidated subsidiaries	1,488	263
Net income attributable to Medley LLC	$3,448	$850

Other data (at period end, in millions):
AUM	$5,452	$5,012
Fee earning AUM	$3,214	$3,169

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016

Revenues

Management Fees. Total management fees decreased by $2.4 million, or 15%, to $13.9 million for the three months ended March 31, 2017 compared to the three months ended March 31, 2016.

•
Our management fees from permanent capital vehicles decreased by $2.7 million during the three months ended March 31, 2017 compared to the same period in 2016. Management fees from SIC decreased by $1.3 million due to a decrease in Part I incentive fees partially offset by a $0.4 million increase in base management fees for three months ended March 31, 2017 compared to the same period in 2016. Management fees from MCC decreased by $1.4 million due to a decrease in Part I incentive fees and an 8% decrease in average fee earning AUM for the three months ended March 31, 2017 compared to the same period in 2016.

•
Our management fees from long-dated private funds and SMAs increased by $0.4 million for the three months ended March 31, 2017, compared to the same period in 2016. The increase was primarily due to an increase in origination fees.

Performance Fees. There was a reversal of performance fees of $2.2 million during the three months ended March 31, 2017 compared to a reversal of performance fees of $0.6 million for the same period in 2016. The variance was attributed primarily to declines in the underlying fund values of our SMAs.

Other Revenues and Fees. Other revenues and fees increased by $0.4 million, or 22%, to $2.3 million for the three months ended March 31, 2017 compared to the same period in 2016. The increase was due primarily to an increase in administrative fees from our permanent capital vehicles.

Expenses

Compensation and Benefits. Compensation and benefits decreased by $0.1 million, or 1% to $5.8 million for the three months ended March 31, 2017 compared to the same period in 2016. The decrease was due primarily to the impact of forfeited RSUs on compensation expense, partly offset by severance charges during the three months ended March 31, 2017.

Performance Fee Compensation. There was a reversal in performance fee compensation of $0.9 million during the three months ended March 31, 2017 as compared to a reversal of performance fee compensation of $0.1 million for the same period in 2016. The variance in performance fee compensation was due primarily to changes in projected future payments.

General, Administrative and Other Expenses. General, administrative and other expenses decreased by $5.3 million to $2.7 million for the three months ended March 31, 2017 compared to the same period in 2016. The decrease was due primarily to a $5.2 million decrease in expense support agreement expenses related to SIC. The expense support agreement with SIC expired on December 31, 2016, as such, we are no longer responsible for expenses under the expense support agreement relating to SIC.

Other Income (Expense)

Dividend Income. Dividend income increased by $0.5 million to $0.7 million for the three months ended March 31, 2017 compared to the same period in 2016. The increase was primarily due to dividend income from our investment in available-for-sale securities which were acquired after March 31, 2016.

Interest Expense. Interest expense increased by $1.5 million, or 72%, to $3.6 million for the three months ended March 31, 2017 compared to the same period in 2016. The increase was primarily due to an acceleration of amortization of debt issuance costs and discount relating to prepayments made on our Term Loan Facility as a result of the refinancing of our indebtedness from the issuance of senior unsecured debt. Average debt outstanding during the three months ended March 31, 2017 and 2016 was $120.5 million and $105.1 million, respectively.

Other Income (Expenses), net. Other income (expenses), net increased by $2.3 million to $1.6 million for the three months ended March 31, 2017 compared to the same period in 2016. The increase was due primarily to the revaluation of our revenue share payable.

Provision for Income Taxes

Our provision for income taxes in any given interim period is recorded based on an estimated full-year tax rate adjusted for discrete items in the period they occur. Our effective income tax rate was 2.5% and 3.0% for the three months ended March 31, 2017 and 2016, respectively. Our tax rate is affected by recurring items, such as permanent differences and income allocated to non-controlling interests which is not subject to U.S. federal, state and local corporate income taxes. The decrease in the effective tax rate during the three months ended March 31, 2017 as compared to the same period in 2016 was primarily attributed to an increase in taxable income allocable to non-controlling interests which is not subject to corporate income taxes partly offset by the impact of discrete items associated with the forfeiture of RSUs.

Redeemable Non-Controlling Interests and Non-Controlling Interests in Consolidated Subsidiaries

Net income attributable to redeemable non-controlling interests and non-controlling interests in consolidated subsidiaries increased by $1.2 million to $1.5 million for the three months ended March 31, 2017 compared to the same period in 2016. The increase was due primarily to income earned from a joint venture which was formed on June 3, 2016 with a redeemable non-controlling interest to acquire shares of MCC and seed new investments.

Reconciliation of Certain Non-GAAP Performance Measures to Consolidated U.S. GAAP Financial Measures

In addition to analyzing our results on a GAAP basis, management also makes operating decisions and assesses business performance based on the financial and operating metrics and data that are presented in the table below. Management believes that these measures provide analysts, investors and management with helpful information regarding our underlying operating performance and our business, as they remove the impact of items management believes are not reflective of underlying operating performance. These non-GAAP measures are also used by management for planning purposes, including the preparation of internal budgets; and for evaluating the effectiveness of operational strategies. Additionally, we believe these non-GAAP measures provide another tool for investors to use in comparing our results with other companies in our industry, many of whom use similar non-GAAP measures. There are limitations associated with the use of non-GAAP financial measures as compared to the use of the most directly comparable U.S. GAAP financial measure and these measures supplement and should be considered in addition to and not in lieu of the results of operations discussed below. Furthermore, such measures may be inconsistent with measures presented by other companies.

Net income attributable to Medley LLC is the U.S. GAAP financial measure most comparable to Core Net Income and Core EBITDA. The following table is a reconciliation of net income attributable to Medley LLC on a consolidated basis to Core Net Income and Core EBITDA.

	For the Three Months Ended March 31,
	2017	2016
	(Amounts in thousands, except share and per share amounts)
Net income attributable to Medley LLC	$3,448	$850
Reimbursable fund startup expenses	—	5,203
IPO date award stock-based compensation	(661)	673
Other non-core items (1)	2,273	—
Income tax benefit (expense) on adjustments	(48)	(179)
Core Net Income	$5,012	$6,547
Interest expense	2,498	2,118
Income taxes	175	214
Depreciation and amortization	235	188
Core EBITDA	$7,920	$9,067

(1)
For the three months ended March 31, 2017, other non-core items consist of $1.2 million in additional interest expense associated with the acceleration of amortization of debt issuance costs and discount relating to prepayments made on our Term Loan Facility as a result of the refinancing of our indebtedness from the issuance of senior unsecured debt and $1.1 million in severance costs to former employees. There were no such charges during the three months ended March 31, 2016.

Liquidity and Capital Resources

Our primary cash flow activities involve: (i) generating cash flow from operations, which largely includes management fees; (ii) making distributions to our members and redeemable non-controlling interests; (iii) paying dividends and (iv) borrowings, interest payments and repayments under our debt facilities. As of March 31, 2017, our cash and cash equivalents were $62.9 million and our restricted cash equivalents balance was $7.6 million.

Our material source of cash from our operations is management fees, which are collected quarterly. We primarily use cash flows from operations to pay compensation and benefits, general, administrative and other expenses, federal, state and local corporate income taxes, debt service costs and distributions to our owners. Our cash flows, together with the proceeds from equity and debt issuances, are also used to fund investments in limited partnerships, purchase available-for-sale securities, purchase fixed assets and other capital items. If cash flows from operations were insufficient to fund distributions, we expect that we would suspend paying such distributions.

Debt Instruments

Senior Unsecured Debt

2026 Notes

On August 9, 2016, Medley LLC completed a registered public offering of $25.0 million of an aggregate principal amount of 6.875% senior notes due 2026 (the “2026 Notes”) at an offering price of 100% of the principal amount. On October 18, 2016, Medley LLC completed a public offering of an additional $28.6 million in aggregate principal amount of the 2026 Notes at a public offering price of $24.45 for each $25.00 principal amount of notes. We used the net proceeds from these offerings to repay a portion of the outstanding indebtedness under the Term Loan Facility. Collectively, these offerings compose the senior unsecured debt balance as of December 31, 2016.

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

2024 Notes

On January 18, 2017, Medley LLC completed a registered public offering of $34.5 million in aggregate principal amount of 7.25% senior notes due 2024 (the “2024 Notes”) at an offering price of 100% of the principal amount of notes. On February 22, 2017, Medley LLC completed a public offering of an additional $34.5 million in aggregate principal amount of 2024 Notes at a public offering price of $25.25 for each $25.00 principal amount of notes. We used the net proceeds from the offering to repay the remaining outstanding indebtedness under the Term Loan Facility and for general corporate purposes.

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

As of March 31, 2017, the outstanding senior unsecured debt balance was $116.5 million, and is reflected net of unamortized discount, unamortized premium and debt issuance costs of $6.1 million.

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

None of our non-wholly owned domestic subsidiaries are obligated to guarantee the Revolving Credit Facility. Such subsidiaries include MCC Advisors LLC, SIC Advisors LLC, MOF II GP LLC, MCOF GP LLC, MCOF Management LLC, Medley (Aspect) GP LLC, Medley (Aspect) Management LLC and STRF Advisors LLC.

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

Cash Flows

The significant captions and amounts from our condensed consolidated statements of cash flows are summarized below. Negative amounts represent a net outflow, or use of cash.

	For the Three Months Ended March 31,
	2017	2016
	(Amounts in thousands)
Statements of cash flows data
Net cash provided by operating activities	$1,500	$4,080
Net cash used in investing activities	(3,729)	(1,057)
Net cash provided by (used in) financing activities	18,267	(9,092)
Net increase (decrease) in cash and cash equivalents	$16,038	$(6,069)

Operating Activities

Our net cash flow provided by operating activities was $1.5 million and $4.1 million during the three months ended March 31, 2017 and 2016, respectively. During the three months ended March 31, 2017 and 2016, net cash flow provided by operating activities was due to net income of $4.9 million and $1.1 million, respectively, non-cash adjustments of $2.3 million and $1.5 million, respectively, and changes in operating assets and liabilities of $(5.7) million and $1.5 million, respectively.

Investing Activities

Our investing activities generally reflect cash used for acquisitions of fixed assets, distributions received from our equity method investments and, subsequent to June 30, 2016, purchases of available-for-sale securities. Purchases of fixed assets were less than $0.1 million for the three months ended March 31, 2017 and $1.9 million for the three months ended March 31, 2016. Distributions received from equity method investments during the three months ended March 31, 2017 were less than $0.1 million and during the three months ended March 31, 2016 were $0.8 million. Purchases of available-for-sale securities were $3.7 million during the three months ended March 31, 2017. There were no purchases of available-for-sale securities during the three months ended March 31, 2016.

Financing Activities

Distributions to members and redeemable non-controlling interests were $7.8 million and $7.5 million for the three months ended March 31, 2017 and 2016, respectively. Capital contributions from non-controlling interests and redeemable non-controlling interests resulted in an inflow of cash of $5.0 million for the three months ended March 31, 2017. There were no capital contributions from non-controlling interests and redeemable non-controlling interests during the three months ended March 31, 2016. Repurchases of LLC Units represented a use of cash from financing activities of $0.4 million and $1.2 million for the three months ended March 31, 2017 and 2016, respectively. Capital contributions to equity method investments represented a use of cash from financing activities of $0.2 million and $0.1 million for the three months ended March 31, 2017 and 2016, respectively.

On August 9, 2016, we completed our first registered public offering of senior unsecured debt and on October 18, 2016, January 18, 2017, and February 22, 2017 we completed additional public offerings of senior unsecured debt. The proceeds from these offerings, net of offering expenses payable by us, amounted to $116.2 million. The net proceeds from the offering were used to pay-down the outstanding indebtedness under the Term Loan Facility with the remaining amount to be used for working capital purposes. Repayments of debt obligations resulted in an outflow of cash of $44.8 million and $0.3 million for the three months ended March 31, 2017 and 2016, respectively. Proceeds from the issuance of debt obligations provided an inflow of cash of $69.1 million for the three months ended March 31, 2017. There were no proceeds from the issuance of debt obligations during the three months ended March 31, 2016.

Sources and Uses of Liquidity

Our sources of liquidity are (i) cash on hand, (ii) net working capital, (iii) cash flows from operations, (iv) realizations on our investments, (v) net proceeds from borrowings under the Revolving Credit Facility and issuances of publicly-registered debt and (vi) other potential financings. We believe that these sources of liquidity will be sufficient to fund our working capital requirements and to meet our commitments in the foreseeable future. We expect that our primary liquidity needs will be comprised of cash to (i) provide capital to facilitate the growth of our existing investment management business, (ii) fund our commitments to funds that we advise, (iii) provide capital to facilitate our expansion into business that are complementary to our existing investment management business, (iv) pay operating expenses, including cash compensation to our employees (v) fund capital expenditures, (vi) pay income taxes, and (vii) make distributions to our unitholders.

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

Performance fees receivable is presented separately in our unaudited condensed consolidated balance sheets included in this Form 10-Q and represents performance fees recognized but not yet collected. The timing of the payment of performance fees due to the general partner or investment manager varies depending on the terms of the applicable fund agreements.

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

Recent Accounting Pronouncements

Information regarding recent accounting pronouncements and their impact on us can be found in Note 2, “Summary of Significant Accounting Policies,” to our audited consolidated financial statements included in this Form 10-Q.

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

Contractual Obligations

The following table sets forth information relating to our contractual obligations as of March 31, 2017.

	Less than 1 year	1 - 3 years	4 - 5 years	More than 5 years	Total
	(Amounts in thousands)
Medley Obligations
Operating lease obligations (1)	$2,017	$5,414	$5,263	$4,254	$16,948
Loans payable (2)	—	10,000	—	—	10,000
Senior unsecured debt (3)	—	—	—	122,595	122,595
Revenue share payable	787	1,789	1,384	297	4,257
Capital commitments to funds (4)	275	—	—	—	275
Total	$3,079	$17,203	$6,647	$127,146	$154,075
____________

(1)
We lease office space in New York and San Francisco under non-cancelable lease agreements. The amounts in this table represent the minimum lease payments required over the term of the lease, and include operating leases for office equipment.

(2)	We have included all loans described in Note 6, “Loans Payable,” to our condensed consolidated financial statements included in this Form 10-Q.

(3)	We have included all our obligations described in Note 7, “Senior Unsecured Debt,” to our condensed consolidated financial statements included in this Form 10-Q.

(4)	Represents equity commitments by us to certain long-dated private funds managed by us. These amounts are generally due on demand and are therefore presented in the less than one year category.

Indemnifications

In the normal course of business, we enter into contracts that contain indemnities for our affiliates, persons acting on our behalf or such affiliates and third parties. The terms of the indemnities vary from contract to contract and the maximum exposure under these arrangements, if any, cannot be determined and has neither been recorded in our consolidated financial statements. As of March 31, 2017, we have not had prior claims or losses pursuant to these contracts and expect the risk of loss to be remote.

Contingent Obligations

The partnership documents governing our funds generally include a clawback provision that, if triggered, may give rise to a contingent obligation that may require the general partner to return amounts to the fund for distribution to investors. Therefore, performance fee revenue, generally, is subject to reversal in the event that the funds incur future losses. These losses are limited to the extent of the cumulative performance fee revenue recognized in income to date, net of a portion of taxes paid. Due in part to our investment performance and the fact that our performance fee revenue is generally determined on a liquidation basis, as of March 31, 2017, we accrued $7.1 million for clawback obligations that would need to be paid had the funds been liquidated as of that date. There can be no assurance that we will not incur additional clawback obligations in the future. If all of the existing investments were valued at $0, the amount of cumulative performance fee revenue that have been recognized would be reversed. We believe that the possibility of all of the existing investments becoming worthless is remote. At March 31, 2017, had we assumed all existing investments were valued at $0, the net amount of performance fee revenue subject to additional reversal would have been approximately $4.8 million.

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

As such, based on an incremental 10% short-term increase in fair value of the investments in our permanent capital vehicles, long-dated private funds and SMAs’ as of March 31, 2017, we calculated a $0.8 million increase in management fees for the three months ended March 31, 2017. In the case of a 10% short-term decline in fair value of the investments in our permanent capital, long-dated funds and SMAs’ as of March 31, 2017, we calculated a $1.0 million decrease in management fees for the three months ended March 31, 2017.

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

As such, based on an incremental 10% short-term increase in fair value of the investments in our long-dated private funds and SMAs’ as of March 31, 2017, we calculated a $26.3 million increase in performance fees for the three months ended March 31, 2017. In the case of a 10% short-term decline in fair value of investments in our long-dated private funds and SMAs’ as of March 31, 2017, we calculated a $0.8 million decrease in performance fees for the three months ended March 31, 2017.

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

As such, based on an incremental 10% short-term increase in fair value of the investments in our permanent capital vehicles as of March 31, 2017, we calculated a $9.2 million increase in Part I and II incentive fees for the three months ended March 31, 2017. In the case of a 10% short-term decline in fair value of the investments in our permanent capital vehicles as of March 31, 2017, we calculated a $0.4 million increase in Part I incentive fees for the three months ended March 31, 2017.

Interest Rate Risk

As of March 31, 2017, we had $125.2 million of debt outstanding, presented as loans payable and senior unsecured debt in our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q. Our debt bears interest at fixed rates, and therefore is not subject to interest rate fluctuation risk.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.

Item 1.     Legal Proceedings

From time to time, we are involved in various legal proceedings, lawsuits and claims incidental to the conduct of our business. Our business is also subject to extensive regulation, which may result in regulatory proceedings against us. Except as described below, we are not currently party to any material legal proceedings.

MCC Advisors LLC was named as a defendant in a lawsuit on May 29, 2015, by Moshe Barkat and Modern VideoFilm Holdings, LLC (“MVF Holdings”) against MCC, MOF II, MCC Advisors LLC, Deloitte Transactions and Business Analytics LLP A/K/A Deloitte ERG (“Deloitte”), Scott Avila (“Avila”), Charles Sweet, and Modern VideoFilm, Inc. (“MVF”). The lawsuit is pending in the California Superior Court, Los Angeles County, Central District, as Case No. BC 583437. The lawsuit was filed after MCC, as agent for the lender group, exercised remedies following a series of defaults by MVF and MVF Holdings on a secured loan with an outstanding balance at the time in excess of $65 million. The lawsuit sought damages in excess of $100 million. Deloitte and Avila have settled the claims against them in exchange for payment of $1.5 million. Following a separate lawsuit by Mr. Barkat against MVF’s D&O insurance carrier, the carrier, Charles Sweet and MVF have settled the claims against them. On June 6, 2016, the court granted the defendants’ demurrers on several counts and dismissed Mr. Barkat’s claims with prejudice except with respect to his claim for intentional interference with contract. MCC and the other defendants continue to dispute the remaining allegations and are vigorously defending the lawsuit while pursuing affirmative counterclaims against Mr. Barkat and MVF Holdings. On August 29, 2016, MVF Holdings filed another lawsuit in the California Superior Court, Los Angeles County, Central District, as Case No. BC 631888 (the “Derivative Action”), naming MCC Advisors LLC and certain of Medley’s employees as defendants, among others. The plaintiff in the Derivative Action, asserts claims against the defendants for breach of fiduciary duty, aiding and abetting breach of fiduciary duty, unfair competition, breach of the implied covenant of good faith and fair dealing, interference with prospective economic advantage, fraud, and declaratory relief. MCC Advisors LLC and the other defendants believe the outstanding claims for alleged interference with Mr. Barkat’s employment contract, and the other causes of action asserted in the Derivative Action are without merit and all defendants intend to continue to assert a vigorous defense.
On May 4, 2017, Medley Capital LLC entered into a Settlement Agreement with CK Pearl Fund, Ltd. and CK Pearl Fund, LP (the “CK Pearl Funds”), pursuant to which the CK Pearl Funds granted Medley Capital LLC and its affiliates, managers, officers, directors, employees (the “Medley Parties”) a full release of claims and further agreed to indemnify the Medley Parties from any liabilities and to reimburse Medley Capital LLC for its reasonable legal fees and expenses in connection with the following lawsuit: CK Pearl Fund, Ltd. and CK Pearl Fund, LP v. Rothstein Kass & Company, P.C., Rothstein-Kass P.A., Rothstein Kass & Co. LLC and Rothstein, Kass & Company (Cayman); Rothstein Kass & Company, P.C., Rothstein-Kass P.A., Rothstein Kass & Co. LLC and Rothstein, Kass & Company (Cayman) v. Medley Capital LLC, filed on September 19, 2016, in the Superior Court of New Jersey Law Division: Essex County, as Docket No. L-5196-15 (the “Rothstein Lawsuit”). Pursuant to the settlement, Medley Capital LLC will be filing a motion seeking dismissal as a defendant in the Rothstein Litigation. While Medley Capital LLC will remain as a named defendant until it is dismissed or the action is resolved, in light of the CK Pearl Funds’ agreement to indemnify the Medley Parties and to advance expenses on their behalf, we believe the Rothstein litigation no longer constitutes a material pending legal proceeding. The settlement also resolves our affirmative lawsuit against the CK Pearl Funds, Medley Capital LLC v. CK Pearl Fund, Ltd., filed on November 28, 2016, in the Grand Court of the Cayman Islands in the Financial Services Division, as Cause No. FSD 196 of 2016.

Item 1A.     Risk Factors

For a discussion of our potential risks and uncertainties, see the information under the heading “Risk Factors” in Part I., Item 1A. of our Annual Report on Form 10-K, which is accessible on the SEC's website at www.sec.gov. There were no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.     Defaults Upon Senior Securities

None.

Item 4.     Mine Safety Disclosures

Not Applicable.

Item 5.     Other Information

Not Applicable.

Item 6.     Exhibits

The required exhibits are listed in the Exhibit Index and are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Medley LLC
(Registrant)

Date: May 12, 2017	By:	/s/ Richard T. Allorto, Jr.
Richard T. Allorto, Jr.
Chief Financial Officer of Medley LLC

EXHIBIT INDEX
Exhibit No.	Description

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

10.1	Form of Class A Medley LL Unit Award Agreement, as amended *+

31.1*	Certification by Co-Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification by Co-Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.3*	Certification by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Co-Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Co-Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
* Filed herewith
** Furnished herewith
+ Management contract or compensatory plan in which directors and/or executive officers are eligible to participate

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