Form 10-Q
period 2017-09-30
Medley LLC
filed 2017-11-14
CIK 1536577

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017
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

As of November 9, 2017, 29,329,558 units of membership interest of Medley LLC were outstanding. There is no trading market for Medley LLC's units of membership interests.

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

•	our Revolving Credit Facility imposes significant operating and financial restrictions on us and our subsidiaries, which may prevent us from capitalizing on business opportunities;

•	servicing our indebtedness will require a significant amount of cash. Our ability to generate sufficient cash depends on many factors, some of which are not within our control;

•	despite our current level of indebtedness, we may be able to incur substantially more debt and enter into other transactions, which could further exacerbate the risks to our financial condition;

•	operational risks may disrupt our business, result in losses or limit our growth; and

•
our tax treatment depends on our status as a partnership for U.S. federal and state income tax purposes. If the Internal Revenue Service (“IRS”) were to treat us as a corporation for U.S. federal income tax purposes, which would subject us to entity-level taxation, or if we were subjected to a material amount of additional entity-level taxation by individual states, then our cash available for payments on the notes and our other debt obligations could be substantially reduced

These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this Form 10-Q, the risk factors and other cautionary statements in our annual report on Form 10-K for the year ended December 31, 2016 and other reports we file with the Securities and Exchange Commission. Forward-looking statements speak as of the date on which they are made, and we undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law.
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

•
“Part I incentive fees” refers to fees that we receive from our permanent capital vehicles, and in 2017, MCOF, which are paid in cash quarterly and are driven primarily by net interest income on senior secured loans subject to hurdle rates. As it relates to Medley Capital Corporation (NYSE: MCC) (“MCC”), these fees are subject to netting against realized and unrealized losses;

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

PART I.
Item 1. Financial Statements (Unaudited)
Medley LLC
Condensed Consolidated Balance Sheets (unaudited)
(Amounts in thousands)

	As of
	September 30, 2017	December 31, 2016
Assets
Cash and cash equivalents	$39,688	$49,566
Cash and cash equivalents of consolidated fund	346	—
Restricted cash equivalents	—	4,897
Investments, at fair value	62,866	31,904
Management fees receivable	13,415	12,630
Performance fees receivable	3,119	4,961
Other assets	14,561	17,004
Total Assets	$133,995	$120,962

Liabilities, Redeemable Non-controlling Interests and Equity
Liabilities
Senior unsecured debt	$116,698	$49,793
Loans payable	9,066	52,178
Accounts payable, accrued expenses and other liabilities	20,564	37,178
Total Liabilities	146,328	139,149

Commitments and Contingencies (Note 9)

Redeemable Non-controlling Interests	53,936	30,805

Equity
Accumulated other comprehensive income (loss)	(5,325)	166
Non-controlling interests in consolidated subsidiaries	(1,708)	(1,717)
Member's deficit	(59,236)	(47,441)
Total deficit	(66,269)	(48,992)
Total Liabilities, Redeemable Non-controlling Interests and Equity	$133,995	$120,962

See accompanying notes to unaudited condensed consolidated financial statements

Medley LLC
Condensed Consolidated Statements of Operations (unaudited)
(Amounts in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues
Management fees (includes Part I incentive fees of $1,393, $2,372, $1,937 and $11,947, respectively)	$14,838	$15,262	$41,934	$50,220
Performance fees	(202)	1,446	(1,846)	1,706
Other revenues and fees	2,016	2,172	7,004	5,851
Total Revenues	16,652	18,880	47,092	57,777

Expenses
Compensation and benefits	6,382	6,964	17,881	21,396
Performance fee compensation	(14)	(212)	(845)	(238)
General, administrative and other expenses	3,510	8,801	8,932	25,679
Total Expenses	9,878	15,553	25,968	46,837

Other Income (Expense)
Dividend income	1,428	312	2,896	755
Interest expense	(2,718)	(2,403)	(9,131)	(6,593)
Other income (expense), net	(282)	55	1,299	(1,559)
Total Other Expense, Net	(1,572)	(2,036)	(4,936)	(7,397)
Income before income taxes	5,202	1,291	16,188	3,543
Provision for income taxes	263	160	530	221
Net Income	4,939	1,131	15,658	3,322
Net income attributable to redeemable non-controlling interests and non-controlling interests in consolidated subsidiaries	1,917	438	4,709	1,106
Net Income Attributable to Medley LLC	$3,022	$693	$10,949	$2,216

See accompanying notes to unaudited condensed consolidated financial statements

Medley LLC
Condensed Consolidated Statements of Comprehensive Income (unaudited)
(Amounts in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Net Income	$4,939	$1,131	$15,658	$3,322
Other Comprehensive Income:
Change in fair value of available-for-sale securities (net of taxes of $0.1 million and $0.2 million for the three and nine months ended September 30, 2017, respectively)	(3,175)	268	(5,517)	268
Total Comprehensive Income	1,764	1,399	10,141	3,590
Comprehensive income attributable to redeemable non-controlling interests and non-controlling interests in consolidated subsidiaries	1,917	469	4,680	1,137
Comprehensive Income Attributable to Medley LLC	$(153)	$930	$5,461	$2,453

See accompanying notes to unaudited condensed consolidated financial statements

Medley LLC
Condensed Consolidated Statement of Changes in Equity (unaudited)
(Amounts in thousands)

	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests in Consolidated Subsidiaries	Members' Deficit	Total Deficit

Balance at December 31, 2016	$166	$(1,717)	$(47,441)	$(48,992)
Cumulative effect of accounting change due to the adoption of ASU 2016-09	—	—	32	32
Net income	—	10	10,949	10,959
Change in fair value of available-for-sale securities, net of taxes	(5,491)	—	—	(5,491)
Stock-based compensation	—	—	2,027	2,027
Reclass of cumulative dividends on forfeited RSUs	—	—	517	517
Repurchases of LLC Units	—	—	(3,589)	(3,589)
Distributions	—	(1)	(21,731)	(21,732)
Balance at September 30, 2017	$(5,325)	$(1,708)	$(59,236)	$(66,269)

See accompanying notes to unaudited condensed consolidated financial statements

Medley LLC
Condensed Consolidated Statements of Cash Flows (unaudited)
(Amounts in thousands)

	For the Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities
Net income	$15,658	$3,322
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	2,027	2,735
Amortization of debt issuance costs	1,393	555
Accretion of debt discount	934	633
Provision for (benefit from) deferred taxes	(25)	(547)
Depreciation and amortization	689	678
Net change in unrealized depreciation (appreciation) on investments	252	(8)
(Income) loss from equity method investments	(155)	264
Reclassification of cumulative dividends paid on forfeited restricted stock units to compensation expense	517	—
Other non-cash amounts	(9)	27
Changes in operating assets and liabilities:
Management fees receivable	(785)	3,559
Performance fees receivable	1,842	(1,727)
Distributions of income received from equity method investments	296	—
Other assets	2,874	(320)
Accounts payable, accrued expenses and other liabilities	(16,856)	(394)
Cash and cash equivalents of consolidated fund	(346)	—
Investments of consolidated fund	(1,850)	—
Other assets of consolidated fund	(943)	—
Other liabilities of consolidated fund	270	—
Net cash provided by operating activities	5,783	8,777
Cash flows from investing activities
Purchases of fixed assets	(39)	(1,924)
Distributions received from equity method investment	42	1,152
Purchases of investments	(34,980)	(8,846)
Net cash used in investing activities	(34,977)	(9,618)
Cash flows from financing activities
Repayments of loans payable	(44,800)	(23,812)
Proceeds from issuance of senior unsecured debt	69,108	24,212
Capital contributions from redeemable non-controlling interests	23,000	12,002
Distributions to members and redeemable non-controlling interests	(26,270)	(23,575)
Debt issuance costs	(2,783)	(842)
Repurchases of LLC Units	(3,589)	(1,198)
Capital contributions to equity method investments	(247)	(207)
Net cash provided by (used in) financing activities	14,419	(13,420)
Net decrease in cash, cash equivalents and restricted cash equivalents	(14,775)	(14,261)
Cash, cash equivalents and restricted cash equivalents, beginning of period	54,463	71,300
Cash, cash equivalents and restricted cash equivalents, end of period	$39,688	$57,039

Supplemental disclosure of non-cash investing and financing activities
Deferred tax asset impact on cumulative effect of accounting change due to the adoption of ASU 2016-09 (Note 2)	$32	$—
Reclassification of redeemable non-controlling interest (Note 14)	—	12,155
Fixed assets	—	2,293
Issuance of non-controlling interest, at fair value	—	192

See accompanying notes to unaudited condensed consolidated financial statements

Medley LLC
Notes to Condensed Consolidated Financial Statements (unaudited)

1. ORGANIZATION AND BASIS OF PRESENTATION
Medley LLC is an alternative asset management firm offering yield solutions to retail and institutional investors. The Company's national direct origination franchise provides capital to the middle market in the U.S. Medley LLC provides investment management services to permanent capital vehicles, long-dated private funds and separately managed accounts and serves as the general partner to the private funds, which are generally organized as pass-through entities. Medley LLC is headquartered in New York City and has an office in San Francisco.
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
 Medley LLC Reorganization
In connection with the IPO, Medley LLC amended and restated its limited liability agreement to modify its capital structure by reclassifying the 23,333,333 interests held by the pre-IPO members into a single new class of units (“LLC Units”). The pre-IPO members also entered into an exchange agreement under which they (or certain permitted transferees thereof) have the right, subject to the terms of an exchange agreement, to exchange their LLC Units for shares of Medley Management Inc.’s Class A common stock on a one-for-one basis, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications. In addition, pursuant to the amended and restated limited liability agreement, Medley Management Inc. became the sole managing member of Medley LLC.
The pre-IPO owners were, subject to limited exceptions, prohibited from transferring any LLC Units held by them or any shares of Class A common stock received upon exchange of such LLC Units, until September 29, 2017, which was the third anniversary of the date of the closing of the IPO, without the Company’s consent. Thereafter and prior to the fourth and fifth anniversaries of the closing of the IPO, such holders may not transfer more than 33 1/3% and 66 2/3%, respectively, of the number of LLC Units held by them, together with the number of any shares of Class A common stock received by them upon exchange therefor, without the Company’s consent.
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
Consolidated Variable Interest Entities
As of September 30, 2017 and December 31, 2016, Medley LLC had four majority owned subsidiaries, SIC Advisors LLC, Medley Seed Funding I LLC, Medley Seed Funding II LLC and STRF Advisors LLC, which are consolidated VIEs. Each of these entities were organized as a limited liability company and was legally formed to either manage a designated fund or to strategically invest capital as well as isolate business risk. As of September 30, 2017, total assets and total liabilities, after eliminating entries, of these VIEs reflected in the condensed consolidated balance sheets were $68.0 million and $13.1 million, respectively. As of December 31, 2016, total assets and total liabilities, after eliminating entries, of these VIEs reflected in the condensed consolidated balance sheets were $51.7 million and $22.8 million, respectively. Except to the extent of the assets of these VIEs that are consolidated, the holders of the consolidated VIEs’ liabilities generally do not have recourse to the Company.

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
The Company seed funded $2.1 million to Sierra Total Return Fund ("STRF"), which commenced investment operations in June 2017. As of September 30, 2017, the Company owned 100% of the equity of STRF and, as such, consolidated STRF in its condensed consolidated financial statements.
The condensed balance sheet of STRF as of September 30, 2017 is presented in the table below (in thousands).

As of September 30, 2017
Assets
Cash and cash equivalents	$346
Investments, at fair value	1,850
Other assets	1,651
Total assets	$3,847
Liabilities and Equity
Accrued expenses and other liabilities	$1,750
Equity	2,097
Total liabilities and equity	$3,847
The Company's condensed consolidated balance sheet reflects the elimination of $0.7 million of other assets, $1.5 million of accrued expenses and other liabilities and $2.1 million of equity as a result of the consolidation of STRF. During the three and nine months ended September 30, 2017, the fund did not generate any significant income or losses from operations.
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
As of September 30, 2017, the Company recorded investments, at fair value, attributed to these non-consolidated VIEs of $5.2 million, receivables of $2.5 million included as a component of other assets and a clawback obligation of $7.2 million included as a component of accounts payable, accrued expenses and other liabilities on the Company’s condensed consolidated balance sheets. The clawback obligation assumes a hypothetical liquidation of a fund’s investments, at their then current fair values and a portion of tax distributions relating to performance fees which would need to be returned. As of December 31, 2016, the Company recorded investments, at fair value of $5.1 million, receivables of $1.9 million included as a component of other assets and a clawback obligation of $7.1 million included as a component of accounts payable, accrued expenses and other liabilities on the Company’s condensed consolidated balance sheets. As of September 30, 2017, the Company’s maximum exposure to losses from these entities is $7.7 million.
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

Medley LLC
Notes to Condensed Consolidated Financial Statements (unaudited)

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

Medley LLC
Notes to Condensed Consolidated Financial Statements (unaudited)

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
Performance Fees
Performance fees consist principally of the allocation of profits from certain funds and separately managed accounts, to which Medley provides management services. Medley is generally entitled to an allocation of income as a performance fee after returning the invested capital plus a specified preferred return as set forth in each respective agreement. Medley recognizes revenues attributable to performance fees based upon the amount that would be due pursuant to the respective agreement at each period end as if the funds were terminated as of that date. Accordingly, the amount recognized in the Company's condensed consolidated financial statements reflects Medley’s share of the gains and losses of the associated funds’ underlying investments measured at their current fair values. Performance fee revenue may include reversals of previously recognized performance fees due to a decrease in the investment performance of a particular fund that results in a decrease of cumulative performance fees earned to date. Since fund return hurdles are cumulative, previously recognized performance fees also may be reversed in a period of appreciation that is lower than the particular fund’s hurdle rate. For the three months ended September 30, 2017 the company recorded reversals of $0.4 million of previously recognized performance fees. For the three months ended September 30, 2016, there were no reversals of previously recognized performance fees. For the nine months ended September 30, 2017 and 2016 the Company recorded reversals of $2.7 million and $0.4 million, respectively, of previously recognized performance fees. As of September 30, 2017, the Company recognized cumulative performance fees of $5.2 million.
Performance fees received in prior periods may be required to be returned by Medley in future periods if the funds’ investment performance declines below certain levels. Each fund is considered separately in this regard and, for a given fund, performance fees can never be negative over the life of a fund. If upon a hypothetical liquidation of a fund’s investments, at their then current fair values, previously recognized and distributed performance fees would be required to be returned, a liability is established for the potential clawback obligation. As of September 30, 2017, the Company had not received any performance fee distributions, except for tax distributions related to the Company’s allocation of net income, which included an allocation of performance fees. Pursuant to the organizational documents of each respective fund, a portion of these tax distributions may be subject to clawback. As of September 30, 2017, the Company had accrued $7.2 million for clawback obligations that would need to be paid if the funds were liquidated at fair value as of the end of the reporting period. The Company’s actual obligation, however, would not become payable or realized until the end of a fund’s life.
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

Medley LLC
Notes to Condensed Consolidated Financial Statements (unaudited)

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
Under the new guidance, all excess tax benefits and tax deficiencies related to employee stock compensation will be recognized within income tax expense. Under prior guidance, excess tax benefits were recognized in additional paid-in capital and tax deficiencies were recognized in the provision for income taxes only to the extent they exceeded the pool of excess tax benefits. In addition, under the new guidance, excess tax benefits are classified as cash flows from operating activities, and cash withheld by the Company for employees' withholding taxes will be classified as cash flows from financing activities on the Company's consolidated statements of cash flows. In connection with the adoption of ASU 2016-09, the Company elected to account for forfeitures as they occur, instead of utilizing an estimated forfeiture rate assumption. The change in accounting for forfeitures was applied on a modified retrospective basis by means of a cumulative-effect adjustment to equity. As of January 1, 2017, deferred tax asset was recorded in the amount of less than $0.1 million to reflect the change in accounting principle.
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
Upon adoption of this new guidance, the Company's current policy of recognizing performance fees with its separately managed accounts is expected to change. The Company expects that it will not be able to recognize such performance fees until such time that it is probable that a significant reversal in the amount of cumulative performance fees will not occur. The Company is continuing to assess the potential additional impacts of ASU 2014-09 on its financial statements for those arrangements within the scope of ASU 2014-09, including its accounting for expense reimbursements and performance fees earned under other types of contracts whereby the Company is the general partner and has an equity interest in the underlying fund. The Company has not yet selected a transition method.
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
In May 2017, the FASB issued ASU 2017-09, Scope of Modification Accounting. This guidance clarifies when changes to share-based payment awards must be accounted for as modifications. The guidance requires an entity to apply modification accounting guidance if the value, vesting conditions or classification of the award changes but will provide relief to entities that make non-substantive changes to their share-based payment awards. This new guidance will become effective for the Company on January 1, 2018, with early adoption permitted. The Company is currently evaluating the impact of adopting this standard on its consolidated financial statements, but is not expected to have a significant impact on the Company's consolidated financial statements.
The Company does not believe any other recently issued, but not yet effective, revisions to authoritative guidance will have a material effect on its consolidated balance sheets, results of operations or cash flows.
3. INVESTMENTS
The components of investments are as follows:

	As of
	September 30, 2017	December 31, 2016
	(Amounts in thousands)
Equity method investments, at fair value	$14,707	$14,895
Investment in shares of MCC	46,309	17,009
Investments of consolidated fund	1,850	—
Total investments, at fair value	$62,866	$31,904
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
The Company evaluates its equity method investments for impairment whenever events or changes in circumstances indicate that the carrying amounts of such investments may not be recoverable. There were no impairment losses recorded during the three and nine months ended September 30, 2017. During the nine months ended September 30, 2016, the Company recorded a $0.5 million loss on its investment in CK Pearl Fund which is included as a component of other income (expense), net on the condensed consolidated statement of operations. There were no losses recorded during the three months ended September 30, 2016.
As of September 30, 2017 and December 31, 2016, the Company’s carrying value of its equity method investments was $14.7 million and $14.9 million, respectively. The Company's equity method investment in shares of Sierra Income Corporation (“SIC”), a related party, were $8.8 million and $9.0 million as of September 30, 2017 and December 31, 2016, respectively. The remaining balance as of September 30, 2017 and December 31, 2016 relates primarily to the Company’s investments in Medley Opportunity Fund II, LP ("MOF II"), Medley Opportunity Fund III LP (“MOF III”) and CK Pearl Fund, LP.
The entities in which the Company's investments are accounted for under the equity method are considered to be related parties.
Investment in shares of MCC
As of September 30, 2017 and December 31, 2016, the Company’s carrying value of its investment in shares of MCC, a related party, was $46.3 million and $17.0 million, respectively, and consisted of 7,756,938 and 2,264,892 shares, respectively. The Company measures the carrying value of its investment in MCC at fair value based on the quoted market price on the exchange on which its shares trade. As of September 30, 2017, cumulative unrealized losses in accumulated other comprehensive income (loss) on the Company's consolidated balance sheets was $5.3 million. As of September 30, 2017, there were no cumulative unrealized gains or losses included in the balance of redeemable non-controlling interests.

Medley LLC
Notes to Condensed Consolidated Financial Statements (unaudited)

Investments of consolidated fund
Medley measures the carrying value of its investments held by its consolidated fund at fair value. As of September 30, 2017, investments of consolidated fund consisted of equity investments of $0.4 million, debt investments of $0.1 million and $1.4 million of investments in senior secured loans. See Note 4 "Fair Value Measurements" for more information.
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

The following table summarizes the fair value hierarchy of the Company's financial assets measured at fair value as of September 30, 2017 (in thousands):

	As of September 30, 2017
	Level I	Level II	Level III	Total
Assets
Investments of consolidated fund	$485	$50	$1,315	$1,850
Investment in shares of MCC	46,309	—	—	46,309
Total Assets	$46,794	$50	$1,315	$48,159
The Company’s investment in shares of MCC are classified as available-for-sale securities. Included in investments of consolidated fund as of September 30, 2017 are Level I assets of $0.5 million in equity investments, Level II assets of $0.1 million, which consists of a debt investment, and Level III assets of $1.3 million, which consists of senior secured loans. The significant unobservable inputs used in the fair value measurement of Level III assets of the consolidated fund's investments in senior secured loans include market yields. Significant increases or decreases in market yields in isolation would result in a significantly higher or lower fair value measurement. There were no other financial instruments classified as Level II or Level III as of September 30, 2017 and December 31, 2016. There were no significant unrealized gains or losses related to the investments of consolidated fund for the three and nine months ended September 30, 2017.

Medley LLC
Notes to Condensed Consolidated Financial Statements (unaudited)

The following is a summary of changes in fair value of the Company's financial assets that have been categorized within Level III of the fair value hierarchy at September 30, 2017 (in thousands):

	Level III Financial Assets as of September 30, 2017
	Balance at December 31, 2016	Purchases	Transfers In or (Out) of Level III	Balance at September 30, 2017
Investments of consolidated fund	$—	$1,315	$—	$1,315
A review of the fair value hierarchy classifications is conducted on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification for certain financial assets or liabilities. Reclassifications impacting all levels of the fair value hierarchy are reported as transfers in or out of Level I, II or III category as of the beginning of the quarter during which the reclassifications occur. There were no transfers between levels in the fair value hierarchy during the three and nine months ended September 30, 2017.
When determining the fair value of publicly traded equity securities, the Company uses the quoted closing market price as of the valuation date on the primary market or exchange on which they trade. Our equity method investments for which fair value is measured at NAV per share, or its equivalent, using the practical expedient, are not categorized in the fair value hierarchy.
5. OTHER ASSETS
The components of other assets are as follows:

	As of
	September 30, 2017	December 31, 2016
	(Amounts in thousands)
Fixed assets, net of accumulated depreciation and amortization of $2,507 and $1,816, respectively	$4,348	$4,998
Security deposits	1,975	1,975
Administrative fees receivable (Note 10)	1,911	2,068
Deferred tax assets (Note 11)	1,772	1,584
Due from affiliates (Note 10)	1,783	2,133
Prepaid expenses and taxes	887	2,188
Other assets, excluding assets of consolidated fund	942	2,058
Assets of consolidated fund	943	—
Total other assets	$14,561	$17,004
6. LOANS PAYABLE
The Company's loans payable consist of the following:

	As of
	September 30, 2017	December 31, 2016
	(Amounts in thousands)
Term loans under the Credit Suisse Term Loan Facility, net of unamortized discount and debt issuance costs of $1,207 at December 31, 2016	$—	$43,593
Non-recourse promissory notes, net of unamortized discount of $934 and $1,415, respectively	9,066	8,585
Total loans payable	$9,066	$52,178
CNB Credit Agreement
On August 19, 2014, the Company entered into a $15.0 million senior secured revolving credit facility with City National Bank, which was amended in August 2015, May 2016 and September 2017 (as amended, the “Revolving Credit Facility”). Pursuant to the terms of Amendment Number Three to Credit Agreement dated September 22, 2017 to the Revolving Credit Facility ("the Amendment"), the maturity date was extended to March 31, 2020. The Amendment also provides for an incremental facility in an amount up to $10.0 million upon the fulfillment of certain customary conditions, as well as other changes. The Company intends

Medley LLC
Notes to Condensed Consolidated Financial Statements (unaudited)

to use any proceeds from borrowings under the Revolving Credit Facility for general corporate purposes, including funding of its working capital needs. Borrowings under the Revolving Credit Facility bear interest, at the option of the Company, either (i) at an Alternate Base Rate, as defined, plus an applicable margin not to exceed 0.25% or (ii) at an Adjusted LIBOR plus an applicable margin not to exceed 2.5%. As of and during the three months ended September 30, 2017, there were no amounts drawn under the Revolving Credit Facility. The capitalized terms below are defined in the Revolving Credit Facility or the Amendment, where applicable.
The Revolving Credit Facility also contains financial covenants that require the Company to maintain a Maximum Net Leverage Ratio, as defined, of not greater than 5.0 to 1.0, a Total Leverage Ratio, as defined, of not greater than 7.0 to 1.0 and Core EBITDA, as defined, of not less less than $15.0 million. These ratios are calculated on a trailing twelve months basis and are calculated using the Company’s financial results and include adjustments made to calculate Core EBITDA. Non-compliance with any of the financial or non-financial covenants without cure or waiver would constitute an event of default. The Revolving Credit Facility also contains customary negative covenants and other customary events of default, including defaults based on events of bankruptcy and insolvency, dissolution, nonpayment of principal, interest or fees when due, breach of specified covenants, change in control and material inaccuracy of representations and warranties. There were no events of default under the Revolving Credit Facility as of September 30, 2017.
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
Interest expense under the Term Loan Facility, including accretion of the note discount and amortization of debt issuance costs, as well as the deferred issuance costs associated with the Revolving Credit facility below, for the nine months ending September 30, 2017 and 2016 was $1.5 million and $5.3 million, respectively. There was no interest expense under the Term Loan Facility for the three months ending September 30, 2017 and interest expense for the three months ended September 30, 2016, was $1.8 million.
Non-Recourse Promissory Notes
In April 2012, the Company borrowed $10.0 million under two non-recourse promissory notes. Proceeds from the borrowings were used to purchase 1,108,033 shares of common stock of SIC, which were pledged as collateral for the obligations. Interest on the notes is paid monthly and is equal to the dividends received by the Company related to the pledged shares. The Company may prepay the notes in whole or in part at any time without penalty and the lenders may call the notes if certain conditions are met. The notes are scheduled to mature in March 2019. The proceeds from the notes were recorded net of issuance costs of $3.8 million and are being accreted, using the effective interest method, over the term of the non-recourse promissory notes. Total interest expense under these notes, including accretion of the notes discount, was $0.3 million for the three months ended September 30, 2017 and 2016, respectively, and $1.0 million for each of the nine months ended September 30, 2017 and 2016. The fair value of the outstanding balance of the notes was $10.2 million as of September 30, 2017 and December 31, 2016.
Contractual Maturities of Loans Payable
As of September 30, 2017, $10.0 million of future principal payments will be due, relating to loans payable, during the year ended December 31, 2019.
7. SENIOR UNSECURED DEBT
The carrying value of the Company’s senior unsecured debt consists of the following:

	As of
	September 30, 2017	December 31, 2016
	(Amounts in thousands)
2026 Notes, net of unamortized discount and debt issuance costs of $3,360 and $3,802, respectively	$50,235	$49,793
2024 Notes, net of unamortized premium and debt issuance costs of $2,537 at September 30, 2017	66,463	—
Total senior unsecured debt	$116,698	$49,793

Medley LLC
Notes to Condensed Consolidated Financial Statements (unaudited)

2026 Notes
On August 9, 2016 and October 18, 2016, the Company issued debt consisting of $53.6 million in aggregate principal amount of senior unsecured notes due 2026 at a stated coupon rate of 6.875% (the "2026 Notes"). The net proceeds from these offerings were used to pay down a portion of the Company's outstanding indebtedness under its Term Loan Facility. Interest is payable quarterly and interest payments commenced on November 15, 2016. The 2026 Notes are subject to redemption in whole or in part at any time or from time to time, at the option of the Company, on or after August 15, 2019 at a redemption price per security equal to 100% of the outstanding principal amount thereof plus accrued and unpaid interest payments. The 2026 notes were recorded net of discount and direct issuance costs of $3.8 million which are being amortized over the term of notes using the effective interest rate method. The 2026 Notes are listed on the New York Stock Exchange and trades thereon under the trading symbol “MDLX.” The fair value of the 2026 Notes based on their underlying quoted market price was $52.6 million as of September 30, 2017.
Interest expense on the 2026 Notes, including accretion of note discount and amortization of debt issuance costs, was $1.0 million and $3.0 million for the three and nine months ended September 30, 2017, respectively, and $0.3 million for the three and nine months ended September 30, 2016.
2024 Notes
On January 18, 2017 and February 22, 2017, the Company issued $69.0 million in aggregate principal amount of senior unsecured notes due 2024 at a stated coupon rate of 7.25% (the "2024 Notes"). The net proceeds from these offerings were used to pay down the remaining portion of the Company's outstanding indebtedness under its Term Loan Facility with the remaining to be used for general corporate purposes. Interest is payable quarterly and interest payments commenced on April 30, 2017. The 2024 Notes are subject to redemption in whole or in part at any time or from time to time, at the option of the Company, on or after January 30, 2020 at a redemption price per security equal to 100% of the outstanding principal amount thereof plus accrued and unpaid interest payments. The 2024 notes were recorded net of premium and direct issuance costs of $2.8 million which are being amortized over the term of notes using the effective interest rate method. The 2024 Notes are listed on the New York Stock Exchange and trades thereon under the trading symbol “MDLQ.” The fair value of the 2024 Notes based on their underlying quoted market price was $70.1 million as of September 30, 2017.
Interest expense on the 2024 Notes, including amortization of debt premium and debt issuance costs, was $1.4 million and $3.5 million for the three and nine months ended September 30, 2017, respectively.
8. ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER LIABILITIES
The components of accounts payable, accrued expenses and other liabilities are as follows:

	As of
	September 30, 2017	December 31, 2016
	(Amounts in thousands)
Accrued compensation and benefits	$2,655	$7,978
Due to affiliates (Note 10)	7,330	15,533
Revenue share payable (Note 9)	4,133	6,472
Accrued interest	1,294	558
Professional fees	240	425
Deferred rent	2,592	2,833
Deferred tax liabilities (Note 12)	170	202
Performance fee compensation	142	985
Accounts payable and other accrued expenses	1,738	2,192
Liabilities of consolidated fund	270	—
Total accounts payable, accrued expenses and other liabilities	$20,564	$37,178

9. COMMITMENTS AND CONTINGENCIES
Operating Leases
Medley leases office space in New York City and San Francisco under non-cancelable lease agreements that expire at various times through September 2023. Rent expense was $0.6 million for each of the three months ended September 30, 2017 and 2016,

Medley LLC
Notes to Condensed Consolidated Financial Statements (unaudited)

and $1.8 million and $1.9 million for the nine months ended September 30, 2017 and 2016, respectively.
Future minimum rental payments under non-cancelable leases are as follows as of September 30, 2017 (in thousands):

Remaining in 2017	$675
2018	2,704
2019	2,710
2020	2,833
2021	2,430
Thereafter	4,254
Total future minimum lease payments	$15,606

Capital Commitments to Funds
As of September 30, 2017 and December 31, 2016, the Company had aggregate unfunded commitments of $0.3 million and $0.5 million, respectively, to certain long-dated private funds.
Other Commitments
In April 2012, the Company entered into an obligation to pay a fixed percentage of management and incentive fees received by the Company from SIC. The agreement was entered into contemporaneously with the $10.0 million non-recourse promissory notes that were issued to the same parties (Note 6). The two transactions were deemed to be related freestanding contracts and the $10.0 million of loan proceeds were allocated to the contracts using their relative fair values. At inception, the Company recognized an obligation of $4.4 million representing the present value of the future cash flows expected to be paid under this agreement. As of September 30, 2017 and December 31, 2016, this obligation amounted to $4.1 million and $6.5 million, respectively, and is recorded as revenue share payable, a component of accounts payable, accrued expenses and other liabilities on the consolidated balance sheets. The change in the estimated cash flows for this obligation is recorded in Other Income (Expense) on the consolidated statements of operations.
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

Medley LLC
Notes to Condensed Consolidated Financial Statements (unaudited)

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
From June 2012 through December 2016, Medley was party to an Expense Support and Reimbursement Agreement (“ESA”) with SIC. During the term of the ESA, which expired on December 31, 2016, Medley agreed to pay up to 100% of SIC's operating expenses in order for SIC to achieve a reasonable level of expenses relative to its investment income. Pursuant to the ESA, SIC had a conditional obligation to reimburse Medley for any amounts they funded under the ESA if, within three years of the date on which Medley funded such amounts, SIC met certain financial levels. ESA expenses are recorded within general, administrative, and other expense in the consolidated statements of operations. As of September 30, 2017 there was no outstanding balance due to SIC under the ESA agreement. As of December 31, 2016 there was $7.9 million due to SIC under the ESA agreement. This amount was included in accounts payable, accrued expenses and other liabilities as due to affiliates on the consolidated balance sheets. During the three and nine months ended September 30, 2016, Medley recorded $5.3 million and $16.1 million, respectively, of ESA expenses under this agreement.
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
Total revenues recorded from these agreements for the three and nine months ended September 30, 2017 and 2016 are reflected in the table below:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
	(Amounts in thousands)
MCC Admin Agreement	$860	$991	$2,932	$3,019
SIC Admin Agreement	746	780	2,335	1,997
Funds Admin Agreements	305	252	924	630
Total administrative fees from related parties	$1,911	$2,023	$6,191	$5,646

Medley LLC
Notes to Condensed Consolidated Financial Statements (unaudited)

Amounts due from related parties under these agreements as of September 30, 2017 and December 31, 2016 are reflected in the table below:

	As of
	September 30, 2017	December 31, 2016
	(Amounts in thousands)
Amounts due from MCC under the MCC Admin Agreement	$860	$916
Amounts due from SIC under the SIC Admin Agreement	746	851
Amounts due from entities under the Funds Admin Agreements	305	301
Total administrative fees receivable	$1,911	$2,068
In connection with the amended and restated limited liability agreement of Medley LLC, Medley LLC agreed to, at the sole discretion of the managing member, reimburse Medley Management Inc. for all expenses incurred other than expenses incurred in connection with its income tax obligations. From time to time, the Company may also advance funds to Medley Management Inc. to cover its operating needs. For each of the three months ended September 30, 2017 and 2016, the Company recorded expense reimbursements of $0.4 million. For each of the nine months ended September 30, 2017 and 2016, the Company recorded expense reimbursements of $1.3 million. The expense reimbursements were recorded as a component of Other income (expense), net on the consolidated statements of operations. As of September 30, 2017 and December 31, 2016, amounts due to Medley Management Inc. was $0.3 million and $0.5 million and was recorded as a component of other assets on the consolidated balance sheets.
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
11. INCOME TAXES
Deferred income taxes reflect the net effect of temporary differences between the tax basis of an asset or liability and its reported amount in the Company’s consolidated balance sheets. These temporary differences result in taxable or deductible amounts in future years. As of September 30, 2017 and December 31, 2016, the Company had total deferred tax assets of $1.8 million and $1.6 million, respectively, which consists primarily of temporary differences relating to certain accrued expenses, stock compensation and a tax benefit relating to tax goodwill. Total deferred tax liabilities were $0.2 million as of September 30, 2017 and December 31, 2016 and consists primarily of temporary differences relating to accrued fee income and accumulated net unrealized losses. The provision for deferred income taxes results from temporary differences arising principally from stock compensation, certain accrued expenses, deferred rent, fee income accruals and depreciation.
 The Company’s effective tax rate was 5.1% and 12.4% for the three months ended September 30, 2017 and 2016, respectively, and 3.3% and 6.2% for the nine months ended September 30, 2017 and 2016, respectively. The quarterly provision for income taxes is determined based on the Company’s estimated full year effective tax rate adjusted by the amount of tax attributable to infrequent or unusual items that are recognized on a discrete basis in the income tax provision in the quarter in which they occur. The Company is subject to New York City unincorporated business tax attributable to its operations apportioned to New York City.

Medley LLC
Notes to Condensed Consolidated Financial Statements (unaudited)

During the three and nine months ended September 30, 2017, there was a $0.1 million and $0.2 million impact to the Company's income tax provision for discrete items associated with the vesting of restricted LLC units and forfeiture of RSUs, respectively.
Interest expense and penalties related to income tax matters are recognized as a component of the provision for income taxes and were not significant during the three and nine months ended September 30, 2017 and 2016. As of September 30, 2017 and December 31, 2016 and during the three and nine months ended September 30, 2017 and 2016, there were no uncertain tax positions taken that were not more likely than not to be sustained. Certain subsidiaries of the Company are no longer subject to tax examinations by taxing authorities for tax years prior to 2012.
12. COMPENSATION EXPENSE
Compensation generally includes salaries, bonuses, equity and profit sharing awards. Bonuses, equity and profit sharing awards are accrued over the service period to which they relate. Guaranteed payments made to our senior professionals who are members of Medley LLC are recognized as compensation expense. The guaranteed payments to the Company’s Co-Chief Executive Officers are performance based and are periodically set subject to maximums based on the Company’s total assets under management. Such maximums aggregated to $0.6 million for each of the Co-Chief Executive Officers during each of the three months ended September 30, 2017 and 2016, and $1.9 million during each of the nine months ended September 30, 2017 and 2016. During the nine months ended September 30, 2017 and 2016, neither of the Company’s Co-Chief Executive Officers received any guaranteed payments.
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
For each of the three months ended September 30, 2017 and 2016, there was a reversal of performance fee compensation of less than $0.1 million and $0.2 million, respectively. For the nine months ended September 30, 2017, the Company recorded a reversal of performance fee compensation expense of $0.8 million. For the nine months ended September 30, 2016, the Company recorded a reversal of performance fee compensation of $0.2 million. As of September 30, 2017 and December 31, 2016, the total performance fee compensation payable for these awards was $0.1 million and $1.0 million, respectively, and is included as a component of accounts payable, accrued expenses and other liabilities on the Company's condensed consolidated balance sheets.
Retirement Plan
The Company sponsors a defined-contribution 401(k) retirement plan that covers all employees. Employees are eligible to participate in the plan immediately, and participants are 100% vested from the date of eligibility. The Company makes contributions to the plan of 3% of an employee’s eligible wages, up to a maximum limit as determined by the Internal Revenue Service. The Company also pays all administrative fees related to the plan. The Company's accrued contributions to the plan were $0.4 million each for the nine months ended September 30, 2017 and 2016, respectively. As of September 30, 2017 and December 31, 2016 the Company's outstanding liability to the plan was $0.4 million and $0.5 million, respectively.
Stock-Based Compensation
In connection with the IPO of Medley Management Inc., Medley Management Inc. and Medley LLC adopted the Medley Management Inc. 2014 Omnibus Incentive Plan (the “Plan”). The purpose of the Plan is to provide a means through which the Company may attract and retain key personnel and to provide a means whereby directors, officers, employees, consultants and advisors (and prospective directors, officers, employees, consultants and advisors) of the Company can acquire and maintain an equity interest in the managing member of the Company, Medley Management Inc., or be paid incentive compensation, including incentive compensation measured by reference to the value of Medley Management Inc.’s Class A common stock or Medley LLC’s unit interests, thereby strengthening their commitment to the welfare of the Company and aligning their interests with those of

Medley LLC
Notes to Condensed Consolidated Financial Statements (unaudited)

Medley Management Inc.’s stockholders. The Plan provides for the issuance of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), restricted LLC Units, stock bonuses, other stock-based awards and cash awards. As the grant of these awards are primarily for the benefit of the employees of Medley LLC, stock compensation is recognized in Medley LLC’s separate consolidated financial statements through a corresponding credit to members’ equity (deficit), representing a capital contribution by Medley Management Inc.
Stock-based compensation was $1.2 million and $0.9 million for the three months ended September 30, 2017 and 2016, respectively, and $2.0 million and $2.7 million during the nine months ended September 30, 2017 and 2016, respectively. Stock-based compensation was recorded as compensation and benefits on the consolidated statements of operations and contributions on the consolidated statements of changes in equity and redeemable non-controlling interests.
13. REDEEMABLE NON-CONTROLLING INTERESTS
Changes in redeemable non-controlling interests during the nine months ended September 30, 2017 and 2016 are reflected in the table below:

	For the Nine Months Ended September 30,
	2017	2016
	(Amounts in thousands)
Beginning balance	$30,805	$—
Net income attributable to redeemable non-controlling interests in consolidated subsidiaries	4,699	1,116
Contributions	23,000	12,000
Distributions	(4,540)	(675)
Change in fair value of available-for-sale securities	(28)	31
Reclassification of redeemable non-controlling interest	—	12,196
Ending balance	$53,936	$24,668
In January 2016, the Company executed an amendment to SIC Advisors' operating agreement which provided the Company with the right to redeem membership units owned by the minority interest holder. The Company’s redemption right is triggered by the termination of the dealer manager agreement between SIC and SC Distributors LLC, an affiliate of the minority interest holder. As a result of this redemption feature, the Company reclassified the non-controlling interest in SIC Advisors from the equity section to redeemable non-controlling interests in the mezzanine section of the balance sheet based on its fair value as of the amendment date. The fair value of the non-controlling interest was determined to be $12.2 million on the date of the amendment and was adjusted through a charge to non-controlling interests in Medley LLC. During the three and nine months ended September 30, 2017, net income allocated to this non-controlling interest was $1.2 million and $3.1 million, respectively, and distributions paid were $1.0 million and $3.1 million, respectively. As of September 30, 2017, the balance of the redeemable non-controlling interest in SIC Advisors LLC was $13.4 million.
On June 3, 2016, the Company entered into a Master Investment Agreement with DB MED Investor I LLC and DB MED Investor II LLC (the ‘‘Investors’’) to invest up to $50.0 million in new and existing Medley managed funds (the ‘‘Joint Venture’’). The Company agreed to contribute up to $10.0 million and an interest in STRF Advisors LLC, the investment advisor to Sierra Total Return Fund, in exchange for common equity interests in the Joint Venture. On June 6, 2017, the Company entered into an amendment to its Master Investment Agreement with the Investors, which provided for, among other things, an increase in the Company’s capital contribution to up to $13.8 million and extended the term of the Joint Venture from seven to ten years. The Investors agreed to invest up to $40.0 million in exchange for preferred equity interests in the Joint Venture. As of June 30, 2017, the Company and the Investors had fully satisfied their capital contributions. On account of the preferred equity interests, the Investors will receive an 8% preferred distribution, 15% of the Joint Venture’s profits, and all of the profits from the contributed interest in STRF Advisors LLC. Medley has the option, subject to certain conditions, to cause the Joint Venture to redeem the Investors’ interest in exchange for repayment of the outstanding investment amount at the time of redemption, plus certain other considerations. The Investors have the right, after ten years, to redeem their interests in the Joint Venture. As such, the Investors’ interest in the Joint Venture is included as a component of redeemable non-controlling interests on the Company’s consolidated balance sheets and amounted to $40.8 million as of September 30, 2017. Total contributions to the Joint Venture amounted to $53.8 million through September 30, 2017 and were used to purchase $51.8 million of MCC shares on the open market and seed fund $2.0 million to STRF. During the three months and nine months ended September 30, 2017, net income allocated to this non-controlling interest was $0.9 million and $1.8 million, respectively. For the nine months ended September 30, 2017, there was no other comprehensive income as a result of changes in the fair value of MCC shares allocated to this non-controlling interest.

Medley LLC
Notes to Condensed Consolidated Financial Statements (unaudited)

Distributions paid during the three and nine months ended September 30, 2017 were $0.5 million and $1.4 million, respectively.
In October 2016, the Company executed an operating agreement for STRF Advisors LLC which provided the Company with the right to redeem membership units owned by the minority interest holder. The Company’s redemption right is triggered by the termination of the dealer manager agreement between STRF and SC Distributors LLC, an affiliate of the minority interest holder. As a result of this redemption feature, the non-controlling interest in STRF Advisors LLC is classified as in redeemable non-controlling interests in the mezzanine section of the balance sheet. During the three and nine months ended September 30, 2017, net losses allocated to this redeemable non-controlling interest was $0.1 million and $0.2 million, respectively. As of September 30, 2017, the balance of the redeemable non-controlling interest in STRF Advisors LLC was $(0.2) million.
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

Medley LLC
Notes to Condensed Consolidated Financial Statements (unaudited)

15. SUBSEQUENT EVENTS
Management has evaluated subsequent events through the date of issuance of the condensed consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the condensed consolidated financial statements as of and for the nine months ended September 30, 2017.

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
As of September 30, 2017, we had $5.3 billion of AUM, $2.4 billion in permanent capital vehicles and $2.9 billion in long-dated private funds and SMAs. Our year over year AUM growth as of September 30, 2017 was 6% and was driven in large part by the growth of our long-dated private funds and SMAs. Our compounded annual AUM growth rate from December 31, 2010 through September 30, 2017 was 28% and our compounded annual Fee Earning AUM growth rate was 20%, both of which have been driven in large part by the growth in our permanent capital vehicles. As of September 30, 2017, we had $3.2 billion of Fee Earning AUM, $2.2 billion in permanent capital vehicles and $1.0 billion in long-dated private funds and SMAs. Typically the investment periods of our institutional commitments range from 18 to 24 months and we expect our Fee Earning AUM to increase as capital commitments included in AUM are invested.
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
Direct origination, careful structuring and active monitoring of the loan portfolios we manage are important success factors in our business, which can be adversely affected by difficult market and political conditions, such as the turmoil in the global capital markets from 2007 to 2009. Since our inception in 2006, we have adhered to a disciplined investment process that employs these principles with the goal of delivering strong risk-adjusted investment returns while protecting investor capital. We believe that our ability to directly originate, structure and lead deals enables us to achieve these goals. In addition, the loans we manage generally have a contractual maturity of between three and seven years and are typically floating rate, which we believe positions our business well for rising interest rates.
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
The significant majority of our revenue is derived from management fees, which include base management fees earned on all of our investment products as well as Part I incentive fees earned from our permanent capital vehicles and certain of our long-dated private funds. Our base management fees are generally calculated based upon fee earning assets and paid quarterly in cash. Our Part I incentive fees are typically calculated based upon net investment income, subject to a hurdle rate, and are also paid quarterly in cash.
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

For the three and nine months ended September 30, 2017, 87.9%, and 85.1%, respectively, of our revenues were generated from management fees and performance fees derived primarily from net interest income on senior secured loans.
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
Our Structure
Medley LLC is a partially owned subsidiary of Medley Management Inc., a holding company whose sole material asset is its controlling equity interest in Medley LLC. Medley Management Inc. operates and controls all of the business and affairs and consolidates the financial results of Medley LLC and its subsidiaries. Medley Management Inc. owns 100% of the voting interests in Medley LLC and 18.67% of the issued and outstanding LLC Units of Medley LLC. The remaining LLC Units (81.33%) are held by Brook Taube, Seth Taube and other members of senior management ("Senior Management Owners"). The LLC Units do not have voting rights. Medley Management Inc. and the Senior Management Owners have also entered into an exchange agreement under which the Senior Management Owners (or certain permitted transferees) have the right (subject to the terms of the exchange agreement), to exchange their equity interest in Medley LLC for shares of Medley Management Inc.'s Class A common stock on a one-for-one basis, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications.

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

The diagram below depicts our organizational structure (excluding those operating subsidiaries with no material operations or assets) as of October 31, 2017:

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

(2)
If our pre-IPO owners exchanged all of their vested LLC Units for shares of Class A common stock, they would hold 81.3% of the outstanding shares of Class A common stock, entitling them to an equivalent percentage of economic interests and voting power in Medley Management Inc., Medley Group LLC would hold no voting power or economic interests in Medley Management Inc. and Medley Management Inc. would hold 100% of outstanding LLC Units and 100% of the voting power in Medley LLC.

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

(5)
Medley LLC holds 100% of the outstanding Common Interest, and DB Med Investor I LLC holds 100% of the outstanding Preferred Interest in each of Medley Seed Funding I LLC and Medley Seed Funding II LLC.

(6)
Medley Seed Funding III LLC holds 100% of the Senior Preferred Interest, Strategic Capital Advisory Services, LLC holds 100% of the Junior Preferred Interest and Medley LLC holds 100% of the Common Interest in STRF Advisors LLC.

(7)	Medley LLC holds 100% of the outstanding Common Interest, and DB MED Investor II LLC holds 100% of the outstanding Preferred Interest in Medley Seed Funding III LLC.

(8)	Medley GP Holdings LLC holds 96.5% of the Class B economic interests in each of MCOF GP LLC, and Medley (Aspect) GP LLC.

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
During the first nine months of 2017, the domestic economy exhibited continued growth, and key financial market indicators generated positive readings. Coincident with improving economic growth, LIBOR rates have increased, while credit spreads have tightened. Across the lending spectrum, year over year loan issuance has increased, driven by several factors, including robust merger and acquisition activity, as well as significant refinance activity. Our platform provides us the ability to lend across the capital structure and at varying interest rates providing our firm access to a larger borrower subset over time.
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

Performance Fees. Our long-dated private funds and SMAs may have industry standard carried interest performance fee structures and are typically 15.0% to 20.0% of the total return over a 6.0% to 8.0% annualized preferred return. We record these fees on an accrual basis, to the extent such amounts are contractually due but not paid, and we present this revenue as a separate line item on our consolidated statements of operations. These fees are subject to repayment (clawback).
The timing and amount of performance fees generated by our funds is uncertain. If we were to have a realization event in a particular quarter or year, it may have a significant impact on our results for that particular quarter or year that may not be replicated in subsequent periods. Refer to “Risk Factors — Risks Related to Our Business and Industry” included in our Annual Report on Form 10-K.
Generally, if at the termination of a fund (and sometimes at interim points in the life of a fund), the fund has not achieved investment returns that (in most cases) exceed the preferred return threshold or (in all cases) the general partner receives net profits over the life of the fund in excess of its allocable share under the applicable partnership agreement, we will be obligated to repay an amount equal to the extent to which carried interest that was previously distributed to us exceeds the amounts to which we are ultimately entitled. Medley has not received any distributions of performance fees through September 30, 2017, other than tax distributions, a portion of which are subject to clawback. As of September 30, 2017, we accrued $7.2 million for clawback obligations that would need to be paid if the funds were liquidated at fair value at the end of the reporting period. Our actual obligation, however, would not become payable or realized until the end of a fund’s life.
For any given period, performance fee revenue on our consolidated statements of operations may include reversals of previously recognized performance fees due to a decrease in the value of a particular fund that results in a decrease of cumulative performance fees earned to date. Since fund return hurdles are cumulative, previously recognized fees also may be reversed in a period of appreciation that is lower than the particular fund's hurdle rate. During the three months ended September 30, 2017, we reversed $0.4 million of previously recognized performance fees. During the nine months ended September 30, 2017, we reversed $2.7 million of previously recognized performance fees. Cumulative performance fee revenue recognized as of September 30, 2017, was $5.2 million.

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
Expenses
Compensation and Benefits. Compensation and benefits consists primarily of salaries, discretionary bonuses and benefits paid and payable to our employees. Compensation also includes stock-based compensation associated with the grants of equity-based awards to our employees. Compensation expense relating to equity based awards are measured at fair value as of the grant date, reduced for actual forfeitures when they occur, and expensed over the vesting period on a straight-line basis. Bonuses are accrued over the service period to which they relate.
Guaranteed payments made to our senior professionals who are members of Medley LLC are recognized as compensation expense. The guaranteed payments to our Co-Chief Executive Officers are performance based and periodically set subject to maximums based on our total assets under management. Such maximums aggregated to $0.6 million for each of the Co-Chief Executive Offices for each of the three months ended September 30, 2017 and 2016 and $1.9 million for each of the nine months ended September 30, 2017 and 2016. During the three and nine months ended September 30, 2017 and 2016, neither of our Co-Chief Executive Officers received any guaranteed payments.
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
Provision for Income Taxes. We are treated as a partnership for income tax purposes and are therefore not subject to U.S. federal, state and local corporate income taxes. We are subject to New York City’s unincorporated business tax attributable to taxable income allocated to New York City.
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
Core Net Income. Core Net Income is an income measure that is used by management to assess the performance of our business through the removal of non-core items, as well as non-recurring expenses associated with our IPO. It is calculated by adjusting net income attributable to Medley LLC to exclude reimbursable expenses associated with the launch of funds, amortization of stock-based compensation expense associated with grants of restricted stock units at the time of the IPO of Medley Management Inc., other non-core items and the income tax impact of these adjustments.
Core Earnings Before Interest, Income Taxes, Depreciation and Amortization (Core EBITDA). Core EBITDA is an income measure also used by management to assess the performance of our business. Core EBITDA is calculated as Core Net Income before interest expense, income taxes, depreciation and amortization.
Key Performance Indicators
When we review our performance we focus on the indicators described below:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
	(Amounts in thousands, except AUM, share and per share amounts)
Consolidated Financial Data:
Net income attributable to Medley LLC	$3,022	$693	$10,949	$2,216

Non-GAAP Data:
Core Net Income	$4,348	$7,027	$14,429	$20,778
Core EBITDA	$7,592	$9,819	$23,737	$28,638

Other Data (at period end, in millions):
AUM	$5,296	$5,011	$5,296	$5,011
Fee Earning AUM	$3,241	$3,111	$3,241	$3,111
AUM
AUM refers to the assets of our funds. We view AUM as a metric to measure our investment and fundraising performance as it reflects assets generally at fair value plus available uncalled capital. For our funds, our AUM equals the sum of the following:

•	Gross asset values or NAV of such funds;

•	the drawn and undrawn debt (at the fund-level, including amounts subject to restrictions); and

•	uncalled committed capital (including commitments to funds that have yet to commence their investment periods).

The table below provides the roll forward of AUM for the three months ended September 30, 2017.

				% of AUM
	Permanent Capital Vehicles	Long-dated Private Funds and SMAs	Total	Permanent Capital Vehicles	Long-dated Private Funds and SMAs
	(Dollars in millions)
Beginning balance, June 30, 2017	$2,497	$2,941	$5,438	46%	54%
Commitments (1)	(72)	1	(71)
Capital reduction (2)	—	—	—
Distributions (3)	(24)	(26)	(50)
Change in fund value (4)	(8)	(13)	(21)
Ending balance, September 30, 2017	$2,393	$2,903	$5,296	45%	55%

(1)
With respect to permanent capital vehicles, represents a decrease in leverage and increases through equity as well as any changes in available undrawn borrowings or capital commitments, subject to restrictions. With respect to long-dated private funds and SMAs, represents new commitments or gross inflows, respectively, as well as any increases in available undrawn borrowings.

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
AUM decreased to $5.3 billion as of September 30, 2017 compared to $5.4 billion of AUM as of June 30, 2017. Our permanent capital vehicles decreased $104.0 million as of September 30, 2017, primarily due to a reduction in commitments, reduction of debt and distributions. Our long-dated private funds and SMAs decreased AUM by $38.0 million, primarily due to distributions as some of our vehicles are no longer in their investment period.
The table below provides the roll forward of AUM for the nine months ended September 30, 2017.

				% of AUM
	Permanent Capital Vehicles	Long-dated Private Funds and SMAs	Total	Permanent Capital Vehicles	Long-dated Private Funds and SMAs
	(Dollars in millions)
Beginning balance, December 31, 2016	$2,527	$2,808	$5,335	47%	53%
Commitments (1)	(12)	240	228
Capital reduction (2)	(44)	—	(44)
Distributions (3)	(76)	(133)	(209)
Change in fund value (4)	(2)	(12)	(14)
Ending balance, September 30, 2017	$2,393	$2,903	$5,296	45%	55%

(1)
With respect to permanent capital vehicles, represents a decrease in leverage and increases through equity as well as any changes in available undrawn borrowings or capital commitments, subject to restrictions. With respect to long-dated private funds and SMAs, represents new commitments or gross inflows, respectively, as well as any increases in available undrawn borrowings.

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
AUM was $5.3 billion as of September 30, 2017 compared to $5.3 billion of AUM as of December 31, 2016. Our permanent capital vehicles decreased by $134.0 million as of September 30, 2017, primarily due to a reduction of debt and distributions. Our long-dated private funds and SMAs increased AUM by $95.0 million, or 3%, primarily associated with new debt commitments, partly offset by distributions as some of our vehicles are no longer in the investment period.
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
Components of Fee Earning AUM

	As of
	September 30, 2017	December 31, 2016
	(Amounts in millions)
Fee earning AUM based on gross asset value	$2,191	$2,207
Fee earning AUM based on capital commitments	126	113
Fee earning AUM based on invested capital or NAV	924	870
Total fee earning AUM	$3,241	$3,190
As of September 30, 2017, fee earning AUM based on gross asset value decreased by $16.0 million, compared to December 31, 2016. The decrease in fee earning AUM based on gross asset value was due primarily to an decrease in equity raised as well as distributions.
As of September 30, 2017, fee earning AUM based on capital commitments increased $13.0 million compared to December 31, 2016. The increase in fee earning AUM based on capital commitments was due to additional capital raised in one of our funds.
As of September 30, 2017, fee earning AUM based on invested capital or NAV increased by $54.0 million, or 6%, compared to December 31, 2016. The increase in fee earning AUM based on invested capital or NAV was due primarily to capital deployment from our long-dated private funds and SMAs, partially offset by distributions of income and return of capital by our long-dated private funds and SMAs as some of our vehicles are no longer in the investment period.

The table below presents the roll forward of fee earning AUM for the three months ended September 30, 2017.

				% of Fee Earning AUM
	Permanent Capital Vehicles	Long-dated Private Funds and SMAs	Total	Permanent Capital Vehicles	Long-dated Private Funds and SMAs
	(Dollars in millions)
Beginning balance, June 30, 2017	$2,259	$1,020	$3,279	69%	31%
Commitments (1)	(37)	74	37
Capital reduction (2)	—	—	—
Distributions (3)	(23)	(36)	(59)
Change in fund value (4)	(8)	(8)	(16)
Ending balance, September 30, 2017	$2,191	$1,050	$3,241	68%	32%

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
Total fee earning AUM decreased by $38.0 million, or 1% to $3.2 billion as of September 30, 2017 compared to total fee earning AUM of $3.3 billion as of June 30, 2017, due primarily to distributions from permanent capital vehicles and private funds and SMAs partly offset by capital deployment by our private funds and SMAs.
The table below presents the roll forward of fee earning AUM for the nine months ended September 30, 2017.

				% of Fee Earning AUM
	Permanent Capital Vehicles	Long-dated Private Funds and SMAs	Total	Permanent Capital Vehicles	Long-dated Private Funds and SMAs
	(Dollars in millions)
Beginning balance, December 31, 2016	$2,207	$983	$3,190	69%	31%
Commitments (1)	60	231	291
Capital reduction (2)	—	—	—
Distributions (3)	(74)	(147)	(221)
Change in fund value (4)	(2)	(17)	(19)
Ending balance, September 30, 2017	$2,191	$1,050	$3,241	68%	32%

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
Total fee earning AUM increased by $51.0 million, or 2%, to $3.2 billion as of September 30, 2017 compared to total fee earning AUM of $3.2 billion as of December 31, 2016, due primarily to capital deployment by our private funds and SMAs, partly offset by distributions from all permanent capital vehicles and private funds and SMAs.

Returns
The following section sets forth historical performance for our active funds.
Sierra Income Corporation (SIC)
We launched SIC, our first public non-traded permanent capital vehicle, in April 2012. SIC primarily focuses on direct lending to middle market borrowers in the U.S. Since inception, we have provided capital for a total of 332 investments and have invested a total of $2.0 billion. As of September 30, 2017, fee earning AUM was $1.2 billion. The performance for SIC as of September 30, 2017 is summarized below:

Annualized Net Total Return(1):	6.2%
Annualized Realized Losses on Invested Capital:	0.8%
Average Recovery(3):	74.1%

Medley Capital Corporation (MCC)
We launched MCC, our first permanent capital vehicle in January 2011. MCC primarily focuses on direct lending to private middle market borrowers in the U.S. Since inception, we have provided capital for a total of 200 investments and have invested a total of $2.1 billion. As of September 30, 2017, excluding Medley SBIC LP, fee earning AUM was $720 million. The performance for MCC as of September 30, 2017 is summarized below:

Annualized Net Total Return(2):	6.9%
Annualized Realized Losses on Invested Capital:	2.0%
Average Recovery(3):	45.0%
Medley SBIC LP (Medley SBIC)
We launched Medley SBIC in March 2013 as a wholly owned subsidiary of MCC. Medley SBIC lends to smaller middle market private borrowers that we otherwise would not target in our other funds, due primarily to size. Since inception, we have provided capital for a total of 41 investments and have invested a total of $407 million. As of September 30, 2017, fee earning AUM was $240 million. The performance for Medley SBIC fund as of September 30, 2017 is summarized below:

Gross Portfolio Internal Rate of Return(4):	12.9%
Net Investor Internal Rate of Return(5):	15.5%
Annualized Realized Losses on Invested Capital:	—%
Average Recovery:	N/A
Medley Opportunity Fund II LP (MOF II)
MOF II is a long-dated private investment fund that we launched in December 2010. MOF II lends to middle market private borrowers, with a focus on providing senior secured loans. Since inception, we have provided capital for a total of 73 investments and have invested a total of $911 million. As of September 30, 2017, fee earning AUM was $366 million. MOF II is currently fully invested and actively managing its assets. The performance for MOF II as of September 30, 2017, is summarized below:

Gross Portfolio Internal Rate of Return(4):	12.0%
Net Investor Internal Rate of Return(6):	6.4%
Annualized Realized Losses on Invested Capital:	1.7%
Average Recovery(3):	NM
Medley Opportunity Fund III LP (MOF III)
MOF III is a long-dated private investment fund that we launched in December 2014. MOF III lends to middle market private borrowers in the U.S., with a focus on providing senior secured loans. Since inception, we have provided capital for a total of 35 investments and have invested a total of $156 million. As of September 30, 2017, fee earning AUM was $113 million. The performance for MOF III as of September 30, 2017 is summarized below:

Gross Portfolio Internal Rate of Return(4):	11.7%
Net Investor Internal Rate of Return(6):	5.8%
Annualized Realized Losses on Invested Capital:	—%
Average Recovery:	N/A
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
The performance of STRF, MOF III Offshore, Aspect, and MCOF as of September 30, 2017 is not meaningful given the funds' limited operations and capital invested to date.
Separately Managed Accounts (SMAs)
In the case of our SMAs, the investor, rather than us, may control the assets or investment vehicle that holds or has custody of the related investments. Certain subsidiaries of Medley LLC serve as the investment adviser for our SMAs. Since inception, we have provided capital for a total of 159 investments and have invested a total of $900 million. As of September 30, 2017, fee earning AUM in our SMAs was $499 million. The aggregate performance of our SMAs as of September 30, 2017, is summarized below:

Gross Portfolio Internal Rate of Return(4):	9.9%
Net Investor Internal Rate of Return(7):	7.9%
Annualized Realized Losses on Invested Capital:	0.7%
Average Recovery(3):	49.5%

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

(4)
For Medley SBIC, MOF II, MOF III, and SMAs, the Gross Portfolio Internal Rate of Return represents the cumulative investment performance from inception of each respective fund through September 30, 2017. The Gross Portfolio Internal Rate of Return includes both realized and unrealized investments and excludes the impact of base management fees, incentive fees and other fund related expenses. For realized investments, the investment returns were calculated based on the actual cash outflows and inflows for each respective investment and include all interest, principal and fee note repayments, dividends and transactions fees, if applicable. For unrealized investments, the investment returns were calculated based on the actual cash outflows and inflows for each respective investment and include all interest, principal and fee note repayments, dividends and transactions fees, if applicable. The investment return assumes that the remaining unrealized portion of the investment is realized at the investment’s most recent fair value, as calculated in accordance with U.S. GAAP. There can be no assurance that the investments will be realized at these fair values and actual results may differ significantly.

(5)
Earnings from Medley SBIC are paid to MCC. The Net Internal Rate of Return for Medley SBIC was calculated based upon i) the actual cash contribution and distributions to/from MCC and Medley SBIC ii) an allocable portion of MCC’s management and incentive fees and general fund related expenses and iii) assumes the NAV as of the measurement date is distributed to MCC. As of September 30, 2017, Medley SBIC Net Internal Rate of Return as described above assuming only the inclusion of management fees was 19.3%.

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

Results of Operations
The following table and discussion sets forth information regarding our consolidated results of operations for the three and nine months ended September 30, 2017 and 2016. The unaudited consolidated financial statements of Medley have been prepared on substantially the same basis for all historical periods presented.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
	(Amounts in thousands, except AUM data)
Revenues
Management fees	$14,838	$15,262	$41,934	$50,220
Performance fees	(202)	1,446	(1,846)	1,706
Other revenues and fees	2,016	2,172	7,004	5,851
Total Revenues	16,652	18,880	47,092	57,777

Expenses
Compensation and benefits	6,382	6,964	17,881	21,396
Performance fee compensation	(14)	(212)	(845)	(238)
General, administrative and other expenses	3,510	8,801	8,932	25,679
Total Expenses	9,878	15,553	25,968	46,837

Other Income (Expense)
Dividend income	1,428	312	2,896	755
Interest expense	(2,718)	(2,403)	(9,131)	(6,593)
Other income (expense), net	(282)	55	1,299	(1,559)
Total Other Expense, Net	(1,572)	(2,036)	(4,936)	(7,397)
Income before income taxes	5,202	1,291	16,188	3,543
Provision for income taxes	263	160	530	221
Net Income	4,939	1,131	15,658	3,322
Net income attributable to redeemable non-controlling interests and non-controlling interests in consolidated subsidiaries	1,917	438	4,709	1,106
Net Income Attributable to Medley LLC	$3,022	$693	$10,949	$2,216

Other data (at period end, in millions):
AUM	$5,296	$5,011	$5,296	$5,011
Fee earning AUM	$3,241	$3,111	$3,241	$3,111

Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016
Revenues
Management Fees. Total management fees decreased by $0.4 million, or 3%, to $14.8 million for the three months ended September 30, 2017 compared to the three months ended September 30, 2016.

•
Our management fees from permanent capital vehicles decreased by $0.9 million during the three months ended September 30, 2017 compared to the same period in 2016. The decrease was due to a decline in Part I incentive fees of $1.1 million from SIC, offset in part by an increase in base management fees from SIC.

•
Our management fees from long-dated private funds and SMAs increased by $0.5 million for the three months ended September 30, 2017, compared to the same period in 2016. The increase was primarily due to an increase in base management fees across most funds.

Performance Fees. Performance fees decreased by $1.6 million to a loss of $0.2 million during the three months ended September 30, 2017 compared to $1.4 million for the same period in 2016. The variance was attributed primarily to declines in the underlying fund values of our SMAs.
Other Revenues and Fees. Other revenues and fees decreased by $0.2 million, or 7%, to $2.0 million for the three months ended September 30, 2017 compared to the same period in 2016. The decrease was due primarily to a decrease in administrative fees from our permanent capital vehicles.
Expenses
Compensation and Benefits. Compensation and benefits decreased by $0.6 million, or 8% to $6.4 million for the three months ended September 30, 2017 compared to the same period in 2016. The decrease was due primarily to lower discretionary compensation accruals.
Performance Fee Compensation. Performance fee compensation increased by $0.2 million during the three months ended September 30, 2017 as compared same period in 2016. The increase was due primarily to a reversal of performance fee compensation during the three months ended September 30, 2016 due to a decrease in Part I incentive fees recognized from one of our permanent capital vehicles.
General, Administrative and Other Expenses. General, administrative and other expenses decreased by $5.3 million to $3.5 million for the three months ended September 30, 2017 compared to the same period in 2016. The decrease was due primarily to a $5.3 million decrease in expense support agreement expenses related to SIC. The expense support agreement with SIC expired on December 31, 2016, as such, we are no longer responsible for expenses under the expense support agreement relating to SIC.
Other Income (Expense)
Dividend Income. Dividend income increased by $1.1 million to $1.4 million for the three months ended September 30, 2017 compared to the same period in 2016. The increase was primarily due to dividend income from our investment in available for sale securities due to additional purchases made during 2017.
Interest Expense. Interest expense increased by $0.3 million, or 13%, to $2.7 million for the three months ended September 30, 2017 compared to the same period in 2016. The increase was primarily the result of the refinancing of our indebtedness from the issuance of senior unsecured debt. Average debt outstanding during the three months ended September 30, 2017 and 2016 was $132.6 million and $105.8 million, respectively.
Other Income (Expenses), net. Other income (expenses), net was a loss of $0.3 million for the three months ended September 30, 2017 a decrease of $0.3 million as compared to the same period in 2016. The decrease was due primarily to lower income from our investments which we account for under the equity method of accounting.
Provision for Income Taxes
Our provision for income taxes in any given interim period is recorded based on an estimated full-year tax rate adjusted for the tax effect of discrete items in the period they occur. Our effective income tax rate was 5.1% and 12.4% for the three months ended September 30, 2017 and 2016, respectively. Our tax rate is affected by recurring items, such as permanent differences and income allocated to non-controlling interests, which are not subject to New York City unincorporated business tax. The decrease in the effective tax rate was due primarily to the impact of discrete items recorded during the three months ended September 30, 2016.
Redeemable Non-Controlling Interests and Non-Controlling Interests in Consolidated Subsidiaries
Net income attributable to redeemable non-controlling interests and non-controlling interests in consolidated subsidiaries increased by $1.5 million to $1.9 million for the three months ended September 30, 2017 compared to the same period in 2016. The increase was due primarily to an increase in dividend income earned and allocated to DB MED Investor I LLC, a third party, based on its preferred ownership interests held in one of our consolidated subsidiaries.
Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016
Revenues
Management Fees. Total management fees decreased by $8.3 million, or 16%, to $41.9 million for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016.

•
Our management fees from permanent capital vehicles decreased by $9.6 million during the nine months ended September 30, 2017 compared to the same period in 2016. The decrease was due to a decline in Part I incentive fees of $6.0 million from SIC and $4.1 million from MCC, offset in part, by an increase in base management fees from SIC.

•
Our management fees from long-dated private funds and SMAs increased by $1.3 million for the nine months ended September 30, 2017, compared to the same period in 2016. The increase was primarily due to an increase in base management fees from our SMAs.

Performance Fees. There was a reversal of performance fees of $1.8 million during the nine months ended September 30, 2017 compared to an accrual performance fees revenue of $1.7 million for the same period in 2016. The variance was attributed primarily to declines in the underlying fund values of our SMAs.
Other Revenues and Fees. Other revenues and fees increased by $1.2 million, or 20%, to $7.0 million for the nine months ended September 30, 2017 compared to the same period in 2016. The increase was due primarily to an increase in administrative fees from our permanent capital vehicles and other private funds.
Expenses
Compensation and Benefits. Compensation and benefits decreased by $3.5 million, or 16% to $17.9 million for the nine months ended September 30, 2017 compared to the same period in 2016. The variance was due primarily to a decrease in stock compensation expense as a result of forfeited RSUs as well as lower discretionary compensation accruals, partly offset by an increase in severance charges.
Performance Fee Compensation. There was a reversal in performance fee compensation of $0.8 million during the nine months ended September 30, 2017 as compared to a reversal of performance fee compensation of $0.2 million for the same period in 2016. The variance in performance fee compensation was due primarily to changes in projected future payments.
General, Administrative and Other Expenses. General, administrative and other expenses decreased by $16.7 million to $8.9 million for the nine months ended September 30, 2017 compared to the same period in 2016. The decrease was due primarily to a $16.1 million decrease in expense support agreement expenses related to SIC. The expense support agreement with SIC expired on December 31, 2016, as such, we are no longer responsible for expenses under the expense support agreement relating to SIC. The remaining variance was due primarily to a decrease in professional fees, employee recruitment and other office related expenses.
Other Income (Expense)
Dividend Income. Dividend income increased by $2.1 million to $2.9 million for the nine months ended September 30, 2017 compared to the same period in 2016. The increase was primarily due to dividend income from our investment in available for sale securities due to additional purchases made during 2017.
Interest Expense. Interest expense increased by $2.5 million, or 38%, to $9.1 million for the nine months ended September 30, 2017 compared to the same period in 2016. The increase was primarily due to an acceleration of amortization of debt issuance costs and discount relating to prepayments made on our Term Loan Facility as a result of the refinancing of our indebtedness from the issuance of senior unsecured debt. In addition, our average debt outstanding during the nine months ended September 30, 2017 and 2016 was $126.5 million and $105.5 million, respectively.
Other Income (Expenses), net. Other income (expenses), net increased by $2.9 million to $1.3 million for the nine months ended September 30, 2017 compared to the same period in 2016. The increase was due primarily to the revaluation of our revenue share payable and an impairment charge taken during the nine months ended September 30, 2016 on our investment in CK Pearl Fund LLC offset, in part, by unrealized losses on our investments.
Provision for Income Taxes
Our provision for income taxes in any given interim period is recorded based on an estimated full-year tax rate adjusted for discrete items in the period they occur. Our effective income tax rate was 3.3% and 6.2% for the nine months ended September 30, 2017 and 2016, respectively. Our tax rate is affected by recurring items, such as permanent differences and income allocated to non-controlling interests, which are not subject to New York City unincorporated business tax. The decrease in the effective tax rate was due primarily to the impact of discrete items recorded during the nine months ended September 30, 2016.
Redeemable Non-Controlling Interests and Non-Controlling Interests in Consolidated Subsidiaries
Net income attributable to redeemable non-controlling interests and non-controlling interests in consolidated subsidiaries increased by $3.6 million to $4.7 million for the nine months ended September 30, 2017 compared to the same period in 2016. The increase was due primarily to an increase in dividend income earned and allocated to DB MED Investor I LLC, a third party, based on its preferred ownership interests held in one of our consolidated subsidiaries.
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
Net income attributable to Medley LLC is the U.S. GAAP financial measure most comparable to Core Net Income and Core EBITDA.
The following table is a reconciliation of net income attributable to Medley LLC on a consolidated basis to Core Net Income and Core EBITDA.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
	(Amounts in thousands, except share and per share amounts)
Net income attributable to Medley LLC	$3,022	$693	$10,949	$2,216
Reimbursable fund startup expenses	596	5,647	847	16,391
IPO date award stock-based compensation	532	672	189	2,018
Other non-core items (1)	238	211	2,550	732
Income tax expense on adjustments	(40)	(196)	(106)	(579)
Core Net Income	$4,348	$7,027	$14,429	$20,778
Interest expense	2,718	2,192	7,982	6,382
Income taxes	303	357	636	800
Depreciation and amortization	223	243	690	678
Core EBITDA	$7,592	$9,819	$23,737	$28,638

(1)
For the three months ended September 30, 2017, other non-core items consist of severance costs to former employees as well as other nonrecurring items. For the nine months ended September 30, 2017, other non-core items also consists of $1.2 million in additional interest expense associated with the acceleration of amortization of debt issuance costs and discount relating to prepayments made on our Term Loan Facility as a result of the refinancing of our indebtedness from the issuance of Senior Unsecured Debt and $1.2 million in severance costs to former employees. For the three and nine months ended September 30, 2016, other non-core items consists of a $0.2 million acceleration of debt issuance costs relating to prepayments made on our Term Loan Facility as a result of refinancing of our indebtedness from the issuance of Senior Unsecured Debt. For the nine months ended September 30, 2016, other non-core items also includes a $0.5 million impairment loss on our investment in CK Pearl Fund.

Liquidity and Capital Resources
Our primary cash flow activities involve: (i) generating cash flow from operations, which largely includes management fees; (ii) making distributions to our members and redeemable non-controlling interests; (iii) paying dividends and (iv) borrowings, interest payments and repayments under our debt facilities. As of September 30, 2017, our cash and cash equivalents were $39.7 million.
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
Debt Instruments
Senior Unsecured Debt
On August 9, 2016, Medley LLC completed a registered public offering of $25.0 million of an aggregate principal amount of 6.875% senior notes due 2026 (the “2026 Notes”). On October 18, 2016, Medley LLC completed a registered public offering of an additional $28.6 million in aggregate principal amount of the 2026 Notes. The 2026 Notes mature on August 15, 2026.
On January 18, 2017, Medley LLC completed a registered public offering of $34.5 million in aggregate principal amount of 7.25% senior notes due 2024 (the “2024 Notes”). On February 22, 2017, Medley LLC completed a registered public offering of an additional $34.5 million in aggregate principal amount of 2024 Notes. The 2024 Notes mature on January 30, 2024.
As of September 30, 2017, the outstanding senior unsecured debt balance was $116.7 million, and is reflected net of unamortized discount, unamortized premium and debt issuance costs of $5.9 million.
See Note 7 "Senior Unsecured Debt" to our unaudited condensed consolidated financial statements included in this Form 10-Q for additional information on the 2026 Notes and the 2024 Notes.
Revolving Credit Facility
On August 19, 2014, we entered into a $15.0 million senior secured revolving credit facility with City National Bank (as amended, the “Revolving Credit Facility”), as administrative agent and collateral agent thereunder, and the lenders from time to time party thereto. On September 22, 2017 we amended the Revolving Credit Facility to, among other things, extend the maturity date until March 31, 2020 and provide for an incremental facility in an amount up to $10.0 million upon the satisfaction of certain customary conditions. We intend to use any proceeds of borrowings under the Revolving Credit Facility for general corporate purposes, including funding our working capital needs. We have not incurred any borrowings under the Revolving Credit Facility through September 30, 2017. As of September 30, 2017, we were in compliance with the financial covenants under our Revolving Credit Facility.
Interest Rate and Fees
Borrowings under the Revolving Credit Facility bear interest, at the option of the Company, either (i) at ABR, plus an applicable margin not to exceed 0.25 percentage points, or (ii) at an adjusted LIBOR plus an applicable margin not to exceed 2.50 percentage points. In addition to paying interest on any outstanding principal under the Revolving Credit Facility, we are required to pay an unused line fee on the first day of the second month following each fiscal quarter in an amount equal to (i) if the average daily balance for the applicable fiscal quarter was less than $9.0 million, 0.50% per annum, or (ii) if the average daily balance for the applicable fiscal quarter was equal to or greater than $9.0 million, 0.25% per annum.
Guarantees and Collateral
Any obligations under the Revolving Credit Facility are unconditionally and irrevocably guaranteed by certain of Medley LLC’s subsidiaries. In addition, any outstanding borrowings are collateralized by first priority or equivalent security interests in (i) all the capital stock of, or other equity interests in, the borrower and each of the borrower’s and Credit Agreement Guarantors’ direct or indirect domestic subsidiaries and 65% of the capital stock of, or other equity interests in, each of the borrower’s or any subsidiary guarantors’ direct wholly owned first-tier restricted foreign subsidiaries, and (ii) certain tangible and intangible assets of the borrower and the credit agreement guarantors (subject to certain exceptions and qualifications).
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
In addition, the credit agreement governing our Revolving Credit Facility contains financial covenants that requires us to maintain a Maximum Net Leverage Ratio of not greater than 5.0 to 1.0, a Total Leverage Ratio of not greater than 7.0 to 1.0, and Core EBITDA of not less less than $15.0 million. These ratios are calculated on a trailing twelve months basis and are calculated using our financial results and include adjustments made to calculate Core EBITDA.
Our Revolving Credit Facility contains certain customary representations and warranties, affirmative covenants and events of default. If an event of default occurs, the lender under the Revolving Credit Facility will be entitled to take various actions, including the acceleration of any amounts due under the Revolving Credit Facility and all actions permitted to be taken by a secured creditor.
Non-Recourse Promissory Notes
In April 2012, we borrowed $5.0 million under a non-recourse promissory note with a foundation, and $5.0 million under a non-recourse promissory note with a trust. The notes are scheduled to mature in March 2019.
See Note 6 "Loans Payable" for additional information regarding the promissory notes.
Cash Flows
The significant captions and amounts from our condensed consolidated statements of cash flows are summarized below. Negative amounts represent a net outflow, or use of cash.

	For the Nine Months Ended September 30,
	2017	2016
	(Amounts in thousands)
Statements of cash flows data
Net cash provided by operating activities	$5,783	$8,777
Net cash used in investing activities	(34,977)	(9,618)
Net cash provided by (used in) financing activities	14,419	(13,420)
Net increase (decrease) in cash and cash equivalents	$(14,775)	$(14,261)
 Operating Activities
Our net cash flow provided by operating activities was $5.8 million and $8.8 million during the nine months ended September 30, 2017 and 2016, respectively. During the nine months ended September 30, 2017 and 2016, net cash flow provided by operating activities was attributed to net income of $15.7 million and $3.3 million, respectively, non-cash adjustments of $5.6 million and $4.3 million, respectively, and changes in operating assets and liabilities of ($15.5) million and $1.1 million, respectively.

Investing Activities
Our investing activities generally reflect cash used for acquisitions of fixed assets, distributions received from our equity method investments and purchases of available for sale securities. Purchases of fixed assets were less than $0.1 million for the nine months ended September 30, 2017 and $1.9 million for the nine months ended September 30, 2016. Distributions received from equity method investments during the nine months ended September 30, 2017 and 2016 were less then $0.1 million and $1.2 million, respectively. Excluding the investments held by our consolidated fund, purchases of available for sale securities were $35.0 million during the nine months ended September 30, 2017 and $8.8 million during the nine months ended September 30, 2016.
Financing Activities
Distributions to members and redeemable non-controlling interests were $26.3 million for the nine months ended September 30, 2017 and $23.6 million for the nine months ended September 30, 2016. Capital contributions from non-controlling interests and redeemable non-controlling interests resulted in an inflow of cash of $23.0 million for the nine months ended September 30, 2017 and $12.0 million during the nine months ended September 30, 2016. Repurchases of LLC units represented a use of cash from financing activities of $3.6 million and $1.2 million for the nine months ended September 30, 2017 and 2016, respectively. Capital contributions to equity method investments represented a use of cash from financing activities of $0.2 million for each of the nine months ended September 30, 2017 and 2016, respectively.
On August 9, 2016, Medley LLC completed its first registered public offering of senior unsecured debt and on October 18, 2016, January 18, 2017, and February 22, 2017 Medley LLC completed additional registered public offerings of senior unsecured debt. The proceeds from these offerings, net of offering expenses payable by us, amounted to $116.2 million. The net proceeds from the offering were used to pay-down the outstanding indebtedness under the Term Loan Facility with the remaining amount to be used for working capital purposes. Repayments of loans payable resulted in an outflow of cash of $44.8 million and $23.8 million for the nine months ended September 30, 2017 and 2016, respectively. Proceeds from the issuance of debt obligations provided an inflow of cash of $69.1 million for the nine months ended September 30, 2017 and $24.2 million for the nine months ended September 30, 2016.
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
We intend to use a portion of our available liquidity to fund cash dividends to our common shareholders on a quarterly basis. Our ability to fund cash dividends to our common shareholders is dependent on a myriad of factors, including among others: general economic and business conditions; our strategic plans and prospects; our business and investment opportunities; timing of capital calls by our funds in support of our commitments; our financial condition and operating results; working capital requirements and other anticipated cash needs; contractual restrictions and obligations; legal, tax and regulatory restrictions; restrictions on the payment of distributions by our subsidiaries to us; and other relevant factors.
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
Contractual Obligations
The following table sets forth information relating to our contractual obligations as of September 30, 2017.

	Less than 1 year	1 - 3 years	4 - 5 years	More than 5 years	Total
	(Amounts in thousands)
Medley Obligations
Operating lease obligations (1)	$2,703	$5,494	$4,978	$2,431	$15,606
Loans payable (2)	—	10,000	—	—	10,000
Senior unsecured debt (3)	—	—	—	122,595	122,595
Revenue share payable	1,379	1,692	1,062	—	4,133
Capital commitments to funds (4)	330	—	—	—	330
Total	$4,412	$17,186	$6,040	$125,026	$152,664

(1)
We lease office space in New York and San Francisco under non-cancelable lease agreements. The amounts in this table represent the minimum lease payments required over the term of the lease, and include operating leases for office equipment.

(2)	We have included all loans described in Note 6, “Loans Payable,” to our condensed consolidated financial statements included in this Form 10-Q.

(3)
We have included all our obligations described in Note 7, “Senior Unsecured Debt,” to our condensed consolidated financial statements included in this Form 10-Q. In addition to the principal amounts above, the Company is required to make quarterly interest payments of $1.2 million related to our 2024 Notes and $0.9 million related to our 2026 Notes.

(4)	Represents equity commitments by us to certain long-dated private funds managed by us. These amounts are generally due on demand and are therefore presented in the less than one year category.
Indemnifications
In the normal course of business, we enter into contracts that contain indemnities for our affiliates, persons acting on our behalf or such affiliates and third parties. The terms of the indemnities vary from contract to contract and the maximum exposure under these arrangements, if any, cannot be determined and has neither been recorded in our consolidated financial statements. As of September 30, 2017, we have not had prior claims or losses pursuant to these contracts and expect the risk of loss to be remote.
Contingent Obligations
The partnership documents governing our funds generally include a clawback provision that, if triggered, may give rise to a contingent obligation that may require the general partner to return amounts to the fund for distribution to investors. Therefore, performance fee revenue, generally, is subject to reversal in the event that the funds incur future losses. These losses are limited to the extent of the cumulative performance fee revenue recognized in income to date, net of a portion of taxes paid. Due in part to our investment performance and the fact that our performance fee revenue is generally determined on a liquidation basis, as of September 30, 2017, we accrued $7.2 million for clawback obligations that would need to be paid had the funds been liquidated as of that date. There can be no assurance that we will not incur additional clawback obligations in the future. If all of the existing investments were valued at $0, the amount of cumulative performance fee revenue that have been recognized would be reversed. We believe that the possibility of all of the existing investments becoming worthless is remote. At September 30, 2017, had we assumed all existing investments were valued at $0, the net amount of performance fee revenue subject to additional reversal would have been approximately $5.6 million.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our primary exposure to market risk is related to our role as general partner or investment advisor to our investment funds and the sensitivity to movements in the fair value of their investments, including the effect on management fees, performance fees and investment income.
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
As such, based on an incremental 10% short-term increase in fair value of the investments in our permanent capital vehicles, long-dated private funds and SMAs’ as of September 30, 2017, we calculated a $0.8 million increase in management fees for the three and nine months ended September 30, 2017, respectively. In the case of a 10% short-term decline in fair value of the investments in our permanent capital, long-dated funds and SMAs’ as of September 30, 2017, we calculated a $1.0 million decrease in management fees for the three and nine months ended September 30, 2017, respectively.

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
As such, based on an incremental 10% short-term increase in fair value of the investments in our long-dated private funds and SMAs’ as of September 30, 2017, we calculated a $14.5 and $16.1 million increase in performance fees for the three and nine months ended September 30, 2017, respectively. In the case of a 10% short-term decline in fair value of investments in our long-dated private funds and SMAs’ as of September 30, 2017, we calculated a $0.9 million and $1.5 million decrease in performance fees for the three and nine months ended September 30, 2017, respectively.
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
As such, based on an incremental 10% short-term increase in fair value of the investments in our permanent capital vehicles as of September 30, 2017, we calculated a $5.5 million increase in Part I and II incentive fees for the three and nine months ended September 30, 2017, respectively. In the case of a 10% short-term decline in fair value of the investments in our permanent capital vehicles as of September 30, 2017, we calculated a $0.4 million increase in Part I incentive fees for the three and nine months ended September 30, 2017.
Interest Rate Risk
As of September 30, 2017, we had $125.8 million of debt outstanding, presented as loans payable and senior unsecured debt in our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q. Our debt bears interest at fixed rates, and therefore is not subject to interest rate fluctuation risk.
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
 Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

10.1
Amendment Number Three to Credit Agreement, dated as of September 22, 2017, by and among the lenders identified on the signatures pages thereto, City National Bank and Medley LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 27, 2017).

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

MEDLEY LLC
(Registrant)

Date: November 14, 2017	By:	/s/ Richard T. Allorto, Jr.
Richard T. Allorto, Jr.
Chief Financial Officer
(Principal Financial Officer and Authorized Signatory)