Form 10-Q
period 2018-03-31
Medley LLC
filed 2018-05-15
CIK 1536577

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018
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

As of May 10, 2018, 29,578,609 units of membership interests in Medley LLC were outstanding. There is no trading market for Medley LLC's units of membership interests.

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (“Form 10-Q”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that reflect our current views with respect to, among other things, our operations and financial performance. Forward-looking statements include all statements that are not historical facts. In some cases, you can identify these forward-looking statements by the use of words such as “outlook,” “believes,” “expects,” “potential,” “may,” “should,” “could,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of these words or other comparable words. Such forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. We believe these factors include, but are not limited to, those described under Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017, available on the SEC’s website at www.sec.gov, which include, but are not limited to, the following:

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
These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this Form 10-Q, the risk factors and other cautionary statements in our Annual Report on Form 10-K for the year ended December 31, 2017 and other reports we file with the Securities and Exchange Commission. Forward-looking statements speak as of the date on which they are made, and we undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law.
Medley LLC was formed on October 27, 2010 and is the operating company of Medley Management Inc., a public company traded under the symbol "MDLY." Medley Management Inc. is the sole managing member of Medley LLC. Medley Management Inc. was incorporated on June 13, 2014, and commenced operations on September 29, 2014 upon completion of its initial public offering (“IPO”) of its Class A common stock. Medley Management Inc.'s sole operating asset is its investment in Medley LLC. Medley Management Inc. is controlled by the pre-IPO owners of Medley LLC.
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

•
“Consolidated Funds” refers to, with respect to periods after December 31, 2013 and before January 1, 2015, MOF II, with respect to periods prior to January 1, 2014, MOF I LP, MOF II and MOF III, subsequent to its formation; and, with respect to periods after May 31, 2017, Sierra Total Return Fund, subsequent to its formation.

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

PART I.
Item 1. Financial Statements (Unaudited)
Medley LLC
Condensed Consolidated Balance Sheets (unaudited)
(Amounts in thousands)

	As of
	March 31, 2018	December 31, 2017
Assets
Cash and cash equivalents	$29,917	$36,051
Cash and cash equivalents of consolidated fund	377	164
Investments, at fair value	46,755	56,632
Management fees receivable	10,119	14,714
Performance fees receivable	—	2,987
Other assets	14,803	15,493
Total Assets	$101,971	$126,041

Liabilities, Redeemable Non-controlling Interests and Equity
Liabilities
Senior unsecured debt, net	$117,049	$116,892
Loans payable, net	9,395	9,233
Accounts payable, accrued expenses and other liabilities	20,368	24,415
Total Liabilities	146,812	150,540

Commitments and Contingencies (Note 10)

Redeemable Non-controlling Interests	46,787	53,741

Equity
Accumulated other comprehensive loss	—	(10,968)
Non-controlling interests in consolidated subsidiaries	(1,644)	(1,702)
Members' deficit	(89,984)	(65,570)
Total deficit	(91,628)	(78,240)
Total Liabilities, Redeemable Non-controlling Interests and Equity	$101,971	$126,041

See accompanying notes to condensed consolidated financial statements

Medley LLC
Condensed Consolidated Statements of Operations (unaudited)
(Amounts in thousands)

	For the Three Months Ended March 31,
	2018	2017
Revenues
Management fees (includes Part I incentive fees of $0 and $544 for the three months ending March 31, 2018 and 2017, respectively)	$12,085	$13,895
Performance fees	—	(2,363)
Other revenues and fees	2,329	2,320
Investment income (loss):
Carried interest	165	145
Other investment loss	(183)	(1)
Total Revenues	14,396	13,996

Expenses
Compensation and benefits	8,338	5,794
Performance fee compensation	(7)	(881)
General, administrative and other expenses	4,509	2,668
Total Expenses	12,840	7,581

Other Income (Expense)
Dividend income	1,429	735
Interest expense	(2,681)	(3,647)
Other income (expense), net	(9,755)	1,560
Total Other Expense, Net	(11,007)	(1,352)
(Loss) Income before income taxes	(9,451)	5,063
(Benefit from) provision for income taxes	(130)	127
Net (Loss) Income	(9,321)	4,936
Net (loss) income attributable to redeemable non-controlling interests and non-controlling interests in consolidated subsidiaries	(4,514)	1,488
Net (Loss) Income Attributable to Medley LLC	$(4,807)	$3,448

See accompanying notes to condensed consolidated financial statements

Medley LLC
Condensed Consolidated Statements of Comprehensive Income (Loss) (unaudited)
(Amounts in thousands)

	For the Three Months Ended March 31,
	2018	2017
Net (Loss) Income	$(9,321)	$4,936
Other Comprehensive Income:
Change in fair value of available-for-sale securities	—	485
Total Comprehensive (Loss) Income	(9,321)	5,421
Comprehensive (loss) income attributable to redeemable non-controlling interests and non-controlling interests in consolidated subsidiaries	(4,514)	1,812
Comprehensive (Loss) Income Attributable to Medley LLC	$(4,807)	$3,609

See accompanying notes to condensed consolidated financial statements

Medley LLC
Condensed Consolidated Statement of Changes in Equity (unaudited)
(Amounts in thousands)

	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests in Consolidated Subsidiaries	Member's Equity (Deficit)	Total Equity (Deficit)

Balance at December 31, 2017	(10,968)	(1,702)	(65,570)	(78,240)
Cumulative effect of accounting change due to the adoption of the new revenue recognition standard (Note 2)	—	—	(3,599)	(3,599)
Cumulative effect of accounting change due to the adoption of updated guidance on equity securities not accounted for under the equity method of accounting	10,968	—	(10,968)	—
Net loss	—	—	(4,807)	(4,807)
Reclass of cumulative dividends on forfeited restricted stock units to compensation and benefits expense	—	—	25	25
Distributions	—	—	(6,111)	(6,111)
Contributions	—	2	1,046	1,048
Issuance of non-controlling interests, at fair value	—	56	—	56
Balance at March 31, 2018	$—	$(1,644)	$(89,984)	$(91,628)

See accompanying notes to condensed consolidated financial statements

Medley LLC
Condensed Consolidated Statements of Cash Flows (unaudited)
(Amounts in thousands)

	For the Three Months Ended March 31,
	2018	2017
Cash flows from operating activities
Net (loss) income	$(9,321)	$4,936
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Stock-based compensation	1,046	(37)
Amortization of debt issuance costs	185	979
Accretion of debt discount	147	552
Provision for deferred taxes	292	108
Depreciation and amortization	219	235
Net change in unrealized depreciation on investments	9,807	72
Income from equity method investments	(180)	(69)
Reclassification of cumulative dividends paid on forfeited restricted stock units to compensation and benefits expense	25	416
Other non-cash amounts	55	—
Changes in operating assets and liabilities:
Management fees receivable	4,595	1,404
Performance fees receivable	—	2,217
Distributions of income received from equity method investments	288	17
Purchase of investments	(415)	—
Sale of investments	392	—
Other assets	(566)	345
Accounts payable, accrued expenses and other liabilities	(3,929)	(9,658)
Cash and cash equivalents of consolidated fund	(213)	—
Net cash provided by operating activities	2,427	1,517
Cash flows from investing activities
Purchases of fixed assets	—	(18)
Capital contributions to equity method investments	(14)	(214)
Purchases of investments	—	(3,728)
Net cash used in investing activities	(14)	(3,960)
Cash flows from financing activities
Repayments of loans payable	—	(44,800)
Proceeds from issuance of senior unsecured debt	—	69,108
Capital contributions from redeemable non-controlling interests	2	5,000
Distributions to members and non-controlling interests	(8,549)	(7,840)
Debt issuance costs	—	(2,585)
Repurchases of LLC Units	—	(402)
Net cash (used in) provided by financing activities	(8,547)	18,481
Net (decrease) increase in cash, cash equivalents and restricted cash equivalents	(6,134)	16,038
Cash, cash equivalents and restricted cash equivalents, beginning of period	36,051	54,463
Cash, cash equivalents and restricted cash equivalents, end of period	$29,917	$70,501

See accompanying notes to condensed consolidated financial statements

Medley LLC
Condensed Consolidated Statements of Cash Flows (unaudited)
(Amounts in thousands)

	For the Three Months Ended March 31,
	2018	2017
Reconciliation of cash, cash equivalents, and restricted cash equivalents reported on the condensed consolidated balance sheets to the total of such amounts reported on the condensed consolidated statements of cash flows

Cash and cash equivalents	$29,917	$62,947
Restricted cash equivalents	—	7,554
Total cash, cash equivalents and restricted cash equivalents	$29,917	$70,501

Supplemental disclosure of non-cash investing and financing activities
Net deferred tax impact on cumulative effect of accounting change due to the adoption of the new revenue recognition standard (Note 2)	(89)	—
Reclassification of the income tax impact on cumulative effect of accounting change due to the adoption of ASU 2016-01 (Note 2)	336
Deferred tax asset impact on cumulative effect of accounting change due to the adoption of accounting standards update 2016-09 (Note 2)	—	32
Issuance of non-controlling interest, at fair value	56	—

See accompanying notes to condensed consolidated financial statements

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
 Medley LLC Reorganization
In connection with the initial public offering (IPO) of Medley Management Inc., Medley LLC amended and restated its limited liability agreement to modify its capital structure by reclassifying the 23,333,333 interests held by the pre-IPO members into a single new class of units (“LLC Units”). The pre-IPO members also entered into an exchange agreement under which they (or certain permitted transferees thereof) have the right, subject to the terms of an exchange agreement, to exchange their LLC Units for shares of Medley Management Inc.’s Class A common stock on a one-for-one basis, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications. In addition, pursuant to the amended and restated limited liability agreement, Medley Management Inc. became the sole managing member of Medley LLC. Prior to its IPO, Medley Management Inc. had not engaged in any business or other activities except in connection with its formation and IPO.
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
Basis of Presentation
The accompanying condensed consolidated financial statements have been prepared on the accrual basis of accounting in conformity with U.S. generally accepted accounting principles (“GAAP”) and include the accounts of Medley LLC and its consolidated subsidiaries (collectively, “Medley” or the “Company”). Additionally, the accompanying condensed consolidated financial statements of the Company and related financial information have been prepared pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with U.S. GAAP may be omitted. In the opinion of management, the unaudited condensed consolidated financial results included herein contain all adjustments, consisting solely of normal recurring accruals, considered necessary for the fair presentation of financial statements for the interim periods included herein. Therefore, this Form 10-Q should be read in

Medley LLC
Notes to Condensed Consolidated Financial Statements (unaudited)

conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2017. The current period's results of operations will not necessarily be indicative of results that ultimately may be achieved for any future interim period or the full year ending December 31, 2018.
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
Consolidated Variable Interest Entities
As of March 31, 2018 and 2017, Medley LLC had four majority owned subsidiaries, SIC Advisors LLC, Medley Seed Funding I LLC, Medley Seed Funding II LLC and STRF Advisors LLC, which are consolidated VIEs. Each of these entities were organized as a limited liability company and was legally formed to either manage a designated fund or to strategically invest capital as well as isolate business risk. As of March 31, 2018, total assets and total liabilities, after eliminating entries, of these VIEs reflected in the consolidated balance sheets were $54.0 million and $12.9 million, respectively. As of December 31, 2017, total assets and total liabilities, after eliminating entries, of these VIEs reflected in the consolidated balance sheets were $63.3 million and $13.0 million, respectively. Except to the extent of the assets of these VIEs that are consolidated, the holders of the consolidated VIEs’ liabilities generally do not have recourse to the Company.
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

Medley LLC
Notes to Condensed Consolidated Financial Statements (unaudited)

The Company seed funded $2.1 million to Sierra Total Return Fund ("STRF"), which commenced investment operations in June 2017. As of March 31, 2018, the Company owned 100% of the equity of STRF and, as such, consolidated STRF in its condensed consolidated financial statements.
The condensed balance sheet of STRF as of March 31, 2018 is presented in the table below (in thousands).

	As of
	March 31, 2018	December 31, 2017
Assets
Cash and cash equivalents	$377	$164
Investments, at fair value	2,029	2,005
Other assets	1,048	1,698
Total assets	$3,454	$3,867
Liabilities and Equity
Accrued expenses and other liabilities	$1,314	$1,744
Equity	2,140	2,123
Total liabilities and equity	$3,454	$3,867
As of March 31, 2018, the Company's condensed consolidated balance sheet reflects the elimination of $0.8 million of other assets, $0.8 million of accrued expenses and other liabilities and $2.1 million of equity as a result of the consolidation of STRF. As of December 31, 2017, the Company's condensed consolidated balance sheet reflects the elimination of $1.0 million of other assets, $1.5 million of accrued expenses and other liabilities and $2.1 million of equity as a result of the consolidation of STRF. During the three months ended March 31, 2018, the fund did not generate any significant income or losses from operations.
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
As of March 31, 2018, the Company recorded investments, at fair value, attributed to these non-consolidated VIEs of $4.6 million, receivables of $1.7 million included as a component of other assets and a clawback obligation of $7.2 million included as a component of accounts payable, accrued expenses and other liabilities on the Company’s consolidated balance sheets. The clawback obligation assumes a hypothetical liquidation of a fund’s investments, at their then current fair values and a portion of tax distributions relating to performance fees which would need to be returned. As of December 31, 2017, the Company recorded investments, at fair value, attributed to non-consolidated VIEs of $4.8 million, receivables of $2.4 million included as a component of other assets and a clawback obligation of $7.2 million included as a component of accounts payable, accrued expenses and other liabilities on the Company’s consolidated balance sheets. As of March 31, 2018, the Company’s maximum exposure to losses from these entities is $6.3 million.
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
Redeemable Non-Controlling Interests

Medley LLC
Notes to Condensed Consolidated Financial Statements (unaudited)

Redeemable non-controlling interests represents interests of certain third parties that are not mandatorily redeemable but redeemable for cash or other assets at a fixed or determinable price or a fixed or determinable date, at the option of the holder or upon the occurrence of an event that is not solely within the control of the Company. These interests are classified in the mezzanine section on the Company's condensed consolidated balance sheets.
Cash and Cash Equivalents
Cash and cash equivalents include liquid investments in money market funds and demand deposits. The Company had cash balances with financial institutions in excess of Federal Deposit Insurance Corporation insured limits as of March 31, 2018 and December 31, 2017. The Company monitors the credit standing of these financial institutions and has not experienced, and has no expectations of experiencing any losses with respect to such balances.
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
Unrealized appreciation (depreciation) resulting from changes in fair value of the equity method investments is reflected as a component of investment income in the consolidated statements of operations along with the income/ expense allocations from such investments. The Company evaluates its equity method investments for impairment whenever events or changes in circumstances indicate that the carrying amounts of such investments may not be recoverable.
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
Investments also include publicly traded common stock. The Company measures the fair value of its publicly traded common stock at the quoted market price on the primary market or exchange on which they trade. Any realized gains (losses) from the sale of investments and unrealized appreciation (depreciation) resulting from changes in fair value are recorded in other income (expenses), net.
In connection with the adoption of the new revenue recognition guidance, ASC 606, Revenue from Contracts, on January 1, 2018, the Company reassessed its accounting policy for performance fees earned during the period which represent a capital allocation to the general partner or investment manager. As a result of this reassessment the Company has determined that it should account for such performance fees within the scope of ASC 323, Investments - Equity Method and Joint Ventures. Accordingly, these performance fees are now classified as carried interest within investment income on the Company's consolidated statements of operations and balances due for such fees are included as a part of equity method investments within Investments, at fair value on the Company's consolidated balance sheets. The Company has applied this change in accounting principle on a full retrospective basis, and prior periods presented have been reclassified to conform to the current period's presentation.
Investments also include the Company's investment in CK Pearl Fund, L.P. which is measured at cost less impairment. The Company performs a quantitative and qualitative assessment at each reporting date to determine whether the investment is impaired and an impairment loss equal to the difference between the carrying value and fair value is recorded within other income (expenses), net on the Company's condensed consolidated statement of operations if an impairment has been determined.
 Revenues
As further described under Recently Issued Accounting Pronouncements Adopted as of January 1, 2018, the Company adopted new revenue recognition guidance for revenue from contracts with customers, effective January 1, 2018 using the modified retrospective approach. The adoption of this new guidance did not have an impact on the Company's accounting for management fees, administrative fees and loan administration fees.

Medley LLC
Notes to Condensed Consolidated Financial Statements (unaudited)

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
Certain management agreements provide for Medley to receive other management fee revenue derived from up front origination fees paid by the funds' and/or separately managed accounts' underlying portfolio companies. These fees are recognized when the Company becomes entitled to such fees.
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
Performance Fees
Performance fees are contractual fees which do not represent a capital allocation to the general partner or investment manager that are earned based on the performance of certain funds, typically, the Company’s separately managed accounts. Performance fees are earned based on the fund performance during the period, subject to the achievement of minimum return levels in accordance with the respective terms set out in each fund’s investment management agreement.
Prior to the adoption of ASC 606, effective January 1, 2018, the Company accounted for performance fees under Method 2 of ASC 605, Revenue Recognition, for revenue based on a formula. Under this method, performance fees for any period were based upon an assumed liquidation of the underlying fund's net assets on the reporting date and were subject to reversal to the extent that cumulative previously recognized performance fees exceeded the amount due to the general partner or investment manager based on a fund's cumulative investment returns. Upon the adoption of ASC 606, the Company accounts for performance fees in accordance with this new standard, and will only recognize performance fees when it is probable that a significant reversal of such fees will not occur in the future.
During the three months ended March 31, 2018, the Company did not record any performance fees. During the three months ended March 31, 2017, the Company recorded reversals of $2.6 million of previously recognized performance fees under the previous revenue recognition standard.
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
Carried Interest
Carried interest are performance based fees that represent a capital allocation to the general partner or investment manager. Carried interest is allocated to the Company based on cumulative fund performance to date, subject to the achievement of minimum return levels in accordance with the respective terms set out in each fund’s governing documents.
Prior to January 1, 2018, the Company accounted for carried interest under Method 2 of ASC 605, as previously described above. Upon adoption of ASC 606, the Company reassessed its accounting policy for carried interest, and determined that carried interest is within the scope of the accounting for equity method investments, ASC 323, Investments-Equity Method and Joint Ventures, and, as such, is not within the scope of ASC 606. Under ASC 323, the Company will record carried interest in a consistent manner as it historically had which is based upon an assumed liquidation of that fund's net assets as of the reporting date, regardless of whether such amounts have been realized. For any given period, carried interest on the Company's condensed consolidated statements of operations may include reversals of previously recognized carried interest due to a decrease in the value of a particular fund that results in a decrease of cumulative fees earned to date. Since fund return hurdles are cumulative, previously recognized carried interest also may be reversed in a period of appreciation that is lower than the particular fund's hurdle rate.
Carried interest received in prior periods may be required to be returned by the Company in future periods if the funds’ investment performance declines below certain levels. Each fund is considered separately in this regard and, for a given fund,

Medley LLC
Notes to Condensed Consolidated Financial Statements (unaudited)

carried interest can never be negative over the life of a fund. If upon a hypothetical liquidation of a fund’s investments, at their then current fair values, previously recognized and distributed carried interest would be required to be returned, a liability is established for the potential clawback obligation. As of March 31, 2018, the Company had not received any carried interest distributions, except for tax distributions related to the Company’s allocation of net income, which included an allocation of carried interest. Pursuant to the organizational documents of each respective fund, a portion of these tax distributions may be subject to clawback. As of March 31, 2018, the Company had accrued $7.2 million for clawback obligations that would need to be paid if the funds were liquidated at fair value as of the end of the reporting period. The Company’s actual obligation, however, would not become payable or realized until the end of a fund’s life.
Other Investment Income (loss)
Other investment income is comprised of unrealized appreciation (depreciation) resulting from changes in fair value of the Company's equity method investments in addition to the income/ expense allocations from such investments.
Income Taxes
The Company is treated as a partnership for income tax purposes and is therefore not subject to U.S. federal, state and local income taxes. The Company is subject to New York City's unincorporated business tax attributable to the Company's taxable income apportioned to New York City.
The Company accounts for income taxes using the asset and liability approach, which requires the recognition of tax benefits or expenses for temporary differences between the financial reporting and tax basis of assets and liabilities. A valuation allowance is established when necessary to reduce deferred tax assets to the amounts expected to be realized. The Company also recognizes a tax benefit from uncertain tax positions only if it is “more likely than not” that the position is sustainable based on its technical merits. The Company’s policy is to recognize interest and penalties on uncertain tax positions and other tax matters as a component of its provision for income taxes. For interim periods, the Company accounts for income taxes based on its estimate of the effective tax rate for the year. Discrete items and changes in its estimate of the annual effective tax rate are recorded in the period they occur.
Reclassification of Prior year Presentation
On January 1, 2018, the Company elected a change in accounting policy to account for performance fees earned which represent a capital allocation to the general partner or investment manager under ASC 323, Investments - Equity Method and Joint Ventures. As a result of this change in accounting policy, certain prior year amounts have been reclassified for consistency with the current period presentation. Performance fees earned which represent a capital allocation to the general partner or investment manager were reclassified from performance fees to investment income along with capital-based allocations of income and losses from our equity method investments, which were previously classified under other income (expense), net on the condensed consolidated statements of operations. On the Company's condensed consolidated balance sheet, receivable amounts related to such performance fees were reclassified from performance fees receivable to investments, at fair value. There were no changes to the income allocations from our equity method investments, which are still included within investments, at fair value. These reclassifications had no net effect on the reported condensed consolidated statements of operations or condensed consolidated balance sheets for any period.
Recently Issued Accounting Pronouncements Adopted as of January 1, 2018
In May 2014, the FASB issued accounting standards update ("ASU") 2014-09, Revenue from Contracts with Customers (ASC 606), and since then, has issued several amendments intended to provide interpretive clarifications and to reduce the cost and complexity of applying the new revenue recognition standard, both at transition and on an ongoing basis. The core principle of this guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for such goods or services. To achieve this, entities will apply a five step approach: (1) identify the contract(s) with a customer, (2) identify the performance obligations within the contract, (3) determine the transaction price, (4) allocate the transaction price to the separate performance obligations and (5) recognize revenue when, or as, each performance obligation is satisfied. The guidance also requires advanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity’s contracts with customers.
This guidance became effective for the Company beginning on January 1, 2018 and entities had the option of adopting this guidance using either a full retrospective or a modified retrospective approach. The Company has adopted this guidance as of January 1, 2018 using the modified retrospective method. Under this method, the Company recognized the cumulative-effect of adoption of this guidance as an adjustment to equity as of January 1, 2018, as further described below, but did not restate prior periods presented in its condensed consolidated financial statements.
Effective January 1, 2018, the Company’s current policy of recognizing performance fees earned from certain funds and separately managed accounts, which do not represent a capital allocation to the general partner or investment manager changed.

Medley LLC
Notes to Condensed Consolidated Financial Statements (unaudited)

Previously such fees were recognized on a hypothetical liquidation basis as of each reporting date (Method 2 of ASC 605, Revenue Recognition, for revenue based on a formula). Effective January 1, 2018, the Company will not be able to recognize such fees until such time that it is probable that a significant reversal in cumulative performance fees will not occur in the future. For performance fees earned which represent a capital allocation to the general partner or investment manager, the Company effected a change in accounting policy and now accounts for them under ASC 323, Investments - Equity Method and Joint Ventures. As such, these types of performance fees are not in the scope of the new revenue recognition standard. The Company expects that the pattern and amount of recognition under this new policy will not differ materially from the Company’s historical recognition of such fees, however the presentation and disclosure of such fees and the income from capital allocations related to these fees were altered. This change in accounting policy for performance fees earned which represent a capital allocation to the general partner or investment manager was retrospectively applied.
Additionally, as of January 1, 2018, the Company no longer defers reimbursable organizational, offering and other pre-launch costs associated with a fund’s formation. Effective January 1, 2018, the Company began expensing such costs as incurred until the respective fund commences operations and receives third party committed capital. Reimbursements for these costs will be recognized as a component of other revenues in the Company’s consolidated statements of operations when the respective fund commences operations and receives third party committed capital.
As a result of the adoption of the new revenue recognition guidance, the Company recorded a cumulative effect decrease to equity of $3.6 million, net of benefit from income taxes of $0.1 million, as of January 1, 2018, which relates to (1) certain performance fee revenue that would not have met the “probable that significant reversal will not occur” criteria of $3.0 million and (2) the reversal of reimbursable fund formation costs which were deferred on the Company’s consolidated balance sheet of $0.7 million. Also, certain reimbursable costs incurred on behalf of the Company's funds that were previously presented net in the Company's consolidated statements of operations are now presented on a gross basis beginning January 1, 2018. There were no changes from the way the Company previously recognized management fees, administrative fees and loan administration fees as the result of its adoption of ASU 2014-09 or its change in accounting policy for performance fees earned which represent a capital allocation to the general partner or investment manager
In January 2016, the FASB issued ASU 2016-01, Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities, which requires that all investments in equity securities (except those accounted for under the equity method of accounting) be measured at fair value with changes in fair value recognized in net income. This guidance eliminates the available-for-sale classification for equity securities with readily determinable fair values. However, companies may elect to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer. The Company adopted this guidance effective January 1, 2018. Under this new guidance, changes in the fair value of available-for-sale securities will no longer be classified in the Company's consolidated statements of comprehensive income but rather as a component of other income (expense), net in its consolidated statements of operations. As a result of the adoption of this ASU, on January 1, 2018, the Company reclassed $11.0 million of cumulative unrealized losses, net of income tax benefit, from accumulated other comprehensive (loss) income to accumulated deficit on the Company's condensed consolidated balance sheet. Also, on the adoption date, the Company elected the measurement alternative provided under ASC 321, Investments - Equity Securities and will now account for its investment in CK Pearl Fund, L.P. at cost less impairment, adjusted for observable price changes for an identical or similar investment of the same issuer. The adoption of this guidance may have a significant impact to the consolidated statements of operations going forward as any changes to the fair value of the Company's publicly traded securities that were previously accounted for as available-for-sale securities will now be reflected within other income on the Company's consolidated statements of operations.
Recently Issued Accounting Pronouncements Not Yet Adopted
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This guidance requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases, along with additional qualitative and quantitative disclosures. This new guidance will become effective for the Company on January 1, 2019, with early adoption permitted. The Company is currently evaluating the impact of adopting this standard on its consolidated financial statements. However, the adoption of this guidance is expected to result in a significant increase in total assets and total liabilities, but is not expected to have a significant impact on the Company's consolidated statements of operations.
In February 2018, the FASB issued ASU 2018-03, Technical Corrections and Improvements to Financial Instruments - Overall (Subtopic 825-10) Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2018-03 clarifies certain aspects of the guidance issued in ASU 2016-01. This new guidance will become effective for the Company on July 1, 2018. The Company is currently evaluating the impact of adopting this standard on its consolidated financial statements. The adoption of this guidance is not expected to have a material impact on the Company's consolidated financial statements.

Medley LLC
Notes to Condensed Consolidated Financial Statements (unaudited)

The Company does not believe any other recently issued, but not yet effective, revisions to authoritative guidance will have a material effect on its consolidated balance sheets, results of operations or cash flows.
3. REVENUES FROM CONTRACTS WITH CUSTOMERS
The majority of the Company's revenues are derived from investment management and advisory contracts that are accounted for in accordance with the new revenue recognition standard, ASC 606.
Performance Obligations
Performance obligations are the unit of account under the new revenue recognition standard and represent the distinct goods or services that are promised to the customer. The majority of the Company's contracts have a single performance obligation to provide asset management, advisory and other related services to permanent capital vehicles, long-dated private funds and separately managed accounts. The Company also has a separate performance obligation to act as an agent for certain third party lenders and provide loan administration services to certain borrowers. These loan administration services also represent a single performance obligation.
The Company primarily provides investment management services to a fund by managing the fund’s investments and maximizing returns on those investments. The Company’s asset management, advisory and other related services are transferred over time to the customer on a day-to-day basis. The contracts with each fund create a distinct performance obligation for each quarter the Company provides the promised services to the customer, from which the customer can benefit from each individual quarter of service. Furthermore, each quarter of the promised services is considered separately identifiable because there is no integration of the promised services between quarters, each quarter does not modify services provided prior to that quarter, and the services provided are not interdependent or interrelated. Most services provided to these funds are provided continuously over the contract period, so the services in the contract generally represents a single performance obligation comprising a series of distinct service periods. A contract’s transaction price is allocated to the series of distinct services that constitute a single performance obligation and recognized as revenue when, or as, the performance obligation is satisfied.
The management fees earned by the Company are largely dependent on fluctuations in the market and, thus, the determination of such fees is highly susceptible to factors outside the Company's influence. Management fees typically have a large number and broad range of possible consideration amounts and historical experience is generally not indicative of future performance of the market. Hence, the Company is applying the exemption provided under the new revenue recognition guidance as the Company is unable to estimate the aggregate amount of the transaction price allocated to the performance obligations that are unsatisfied and the variable consideration is allocated entirely to a wholly unsatisfied performance obligation.
The new revenue recognition standard also revises the criteria for determining if an entity is acting as a principal or agent in certain arrangements. Depending on whether the Company is acting as the principal or as an agent, certain reimbursable expenses that were previously recorded net are now presented as an expense on a gross basis on the Company's condensed consolidated statement of operations.
Significant Judgments
The Company's contracts with customers generally include a single performance obligation to provide asset management, advisory and other related services on a quarterly basis. Revenues are recognized as such performance obligation is satisfied and the constraint on the management fees is lifted on a quarterly basis, hence, the Company does not need to exercise significant judgments in regards to management fees. Consideration for management fees is received on a quarterly basis as the performance obligations is satisfied.
With respect to performance fees based on the economic performance of its SMAs, significant judgment is required when determining recognition of revenues. Such judgments include the below:

•	whether the fund is near final liquidation

•	whether the fair value of the remaining assets in the fund is significantly in excess of the threshold at which the Company would earn an incentive fee

•	the probability of significant fluctuations in the fair value of the remaining assets

•	the SMA’s remaining investments are under contract for sale with contractual purchase prices that would result in no clawback and it is highly likely that the contracts will be consummated
As such, the Company will consider the above factors at each reporting period to determine whether there is an amount of the SMA performance fees which should be recognized as revenue because it is probable that there will not be a significant future revenue reversal, hence, the “constraint” on the performance fees has been lifted.

Medley LLC
Notes to Condensed Consolidated Financial Statements (unaudited)

The Company accounts for performance fees which represent capital allocations to the general partner or investment manager pursuant to accounting rules relating to investments accounted for under the equity method of accounting.As such, these types of performance fees are not within the scope of the new revenue recognition standard and the above significant judgments and constraints do not apply to them. Refer to Note 2 “Summary of Significant Accounting Policies” and Note 4 "Investments" for additional information.
Revenue by Category
The following tables present the Company's revenue from contracts with customers disaggregated by type of customer.

For the Three Months Ended March 31, 2018	Permanent Capital Vehicles	Long-dated Private Funds	SMAs	Third-party Borrowers	Total
	(Amounts in thousands)
Management fees	$8,392	$2,061	$1,632	$—	$12,085
Performance fees	—	—	—	—	—
Other revenues and fees	1,845	—	—	484	2,329
Total revenues from contracts with customers	$10,237	$2,061	$1,632	$484	$14,414
The Company's asset management, advisory and other related services are transferred over time and the Company recognizes these revenues over time as well.
Contract Balances
For certain customers, the Company has a performance obligation to provide loan administration services. The timing of revenue recognition may differ from the timing of invoicing to such customers or receiving consideration. For the majority of these services cash deposits are received prior to the performance obligation being met. The performance obligation of acting as a loan administrator is satisfied over time, therefore, the Company defers any payments received upfront as deferred revenue and recognizes revenue on a pro-rata basis over time as the loan administrative services are performed.
These contract liabilities are reported as deferred revenue within accounts payable, accrued expenses and other liabilities on the condensed consolidated balance sheets and amounted to $0.3 million as of March 31, 2018. During the three months ended March 31, 2018, the Company recognized revenue from amounts included in deferred revenue of $0.2 million and received cash deposits of $0.2 million.
The Company did not have any contract assets as of March 31, 2018 or December 31, 2017.
Comparative Tables
As the Company adopted the new revenue guidance (ASC 606) under the modified retrospective method, the Company is required to present what the Company's revenues would have been under the previous revenue guidance (ASC 605). The following tables present the reconciliation between the financial statement line items reported on the condensed consolidated balance sheet as of March 31, 2018 under ASC 606 to what would have been reported under the previous guidance ASC 605.

	As of March 31, 2018
	As Reported under ASC 606	Adjustments to reported balances	Balances under ASC 605
Assets	(Amounts in thousands)
Performance fees receivable	$—	$2,788	$2,788
Other assets	14,803	753	15,556
Liabilities
Accounts payable, accrued expenses and other liabilities	20,368	134	20,502
Equity
Members' deficit	(89,984)	3,407	(86,577)

Medley LLC
Notes to Condensed Consolidated Financial Statements (unaudited)

The following tables present the reconciliation between the Company's reported condensed consolidated statement of operations for the three months ended March 31, 2018 under ASC 606 to what would have been reported under the previous revenue recognition guidance, ASC 605.

	For the three months ended March 31, 2018
	As Reported under ASC 606	Adjustments to reported balances	Balances under ASC 605
Revenues	(Amounts in thousands)
Management fees (includes Part I incentive fees of $0 and $544 for the three months ending March 31, 2018 and 2017, respectively)	$12,085	$—	$12,085
Performance fees	—	(198)	(198)
Other revenues and fees	2,329	(272)	2,057
Investment income (loss):
Carried interest	165	—	165
Other investment loss	(183)	—	(183)
Total Revenues	14,396	(470)	13,926

Expenses
Compensation and benefits	8,338	—	8,338
Performance fee compensation	(7)	—	(7)
General, administrative and other expenses	4,509	(188)	4,321
Total Expenses	12,840	(188)	12,652

Other Income (Expense)
Dividend income	1,429	—	1,429
Interest expense	(2,681)	—	(2,681)
Other income (expense), net	(9,755)	—	(9,755)
Total Other Expense, Net	(11,007)	—	(11,007)
Loss before provision for income taxes	(9,451)	(282)	(9,733)
Benefit from income taxes	(130)	(3)	(133)
Net Loss	(9,321)	(279)	(9,600)
Net loss attributable to redeemable non-controlling interests and non-controlling interests in consolidated subsidiaries	(4,514)	—	(4,514)
Net Loss Attributable to Medley LLC	$(4,807)	$(279)	$(5,086)
Assets Recognized for the Costs to Obtain or Fulfill a Contract
As part of providing investment management services to a fund, the Company might incur certain placement fees to third parties for obtaining new investors for the fund. Any placement fees incurred to third party placement agents for placing investors into a fund are variable as it is based on a percentage of future fees and cannot be reasonably estimated. The Company determined that placement fees which are paid in cash over time, as fees are earned, do not relate to a new contract at the time the payment is made and these costs do not represent a cost to obtain a new contract but to fulfill an existing contract. The Company does not recognize any assets for the incremental costs of obtaining or fulfilling a contract with a customer and expenses placement fees as incurred.

Medley LLC
Notes to Condensed Consolidated Financial Statements (unaudited)

4. INVESTMENTS
Investments consist of the following:

	As of
	March 31, 2018	December 31, 2017
	(Amounts in thousands)
Equity method investments, at fair value	$13,345	$14,136
Investment in shares of MCC, at fair value	30,873	40,491
Investment held at cost less impairment	508	—
Investments of consolidated fund	2,029	2,005
Total investments, at fair value	$46,755	$56,632
Equity Method Investments
Medley measures the carrying value of its public non-traded equity method investment at NAV per share. Unrealized appreciation (depreciation) resulting from changes in NAV per share is reflected as a component of investment income in the consolidated statements of operations. The carrying value of the Company’s privately-held equity method investments is determined based on the amounts invested by the Company plus the equity in earnings or losses of the investee allocated based on the respective underlying agreements, less distributions received.
The Company evaluates its equity method investments for impairment whenever events or changes in circumstances indicate that the carrying amounts of such investments may not be recoverable. There were no impairment losses recorded during the three months ended March 31, 2018 and 2017.
As of March 31, 2018 and December 31, 2017, the Company’s carrying value of its equity method investments was $13.3 million and $14.1 million, respectively. The Company's equity method investment in shares of Sierra Income Corporation (“SIC”), a related party, were $8.3 million and $8.5 million as of March 31, 2018 and December 31, 2017, respectively. The remaining balance as of March 31, 2018 and December 31, 2017 relates primarily to the Company’s investments in Medley Opportunity Fund II, LP ("MOF II"), Medley Opportunity Fund III LP (“MOF III”), Medley Opportunity Fund Offshore III LP (“MOF III Offshore”) and CK Pearl Fund, L.P. ("CK Pearl").
As of January 1, 2018, for performance fees earned which represent a capital allocation to the general partner or investment manager, the Company elected a change in accounting policy and now accounts for them under the equity method of accounting. As a result, such performance fees are now included as a part of equity method investments within investments, at fair value on the Company's condensed consolidated balance sheets. As of March 31, 2018 and December 31, 2017, the balance of such performance fees was $0.4 million and $0.2 million, respectively. Revenues associated with such performance fees are classified as carried interest within investment income on the Company's condensed consolidated statements of operations.
The entities in which the Company's investments are accounted for under the equity method are considered to be related parties.
Investments in shares of MCC, at fair value
As of March 31, 2018 and December 31, 2017, the Company held 7,756,938 shares of MCC which are carried at fair value based upon the quoted market price on the exchange on which the shares trade. During the three months ended March 31, 2018, the Company recognized unrealized losses of $9.6 million which was included as a component of other income (expense), net on the Company’s condensed consolidated statements of operations.
Prior to the adoption of ASU 2016-01 on January 1, 2018, the Company's investment in shares of MCC were classified as available-for-sale securities, with cumulative unrealized gains (losses) recorded in other comprehensive income (loss). During the three months ended March 31, 2017, the Company recorded unrealized gains of $0.5 million as a component of other comprehensive income.
Investment Held at Cost Less Impairment
Effective January 1, 2018, the Company elected to use the measurement alternative provided under ASC 321, Investments - Equity Securities and measure its investment in CK Pearl at cost less impairment, adjusted for observable price changes for an identical or similar investment of the same issuer. The carrying amount of this investment was $0.5 million as of both March 31, 2018 and December 31, 2017. Prior to January 1, 2018, the Company's investment in CK Pearl was accounted for under the equity

Medley LLC
Notes to Condensed Consolidated Financial Statements (unaudited)

method. The carrying value of the Company's investment in CK Pearl is determined based on the financial information provided to the Company by the fund manager and the likelihood of recovering the Company's investment in the fund.
Investments of consolidated fund
Medley measures the carrying value of investments held by its consolidated fund at fair value. As of March 31, 2018, and December 31, 2017, investments of consolidated fund consisted of $0.4 million of equity investments and $1.6 million of senior secured loans. Refer to Note 5 "Fair Value Measurements" for additional information.
5. FAIR VALUE MEASUREMENTS
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

The following tables summarize the fair value hierarchy of the Company's financial assets measured at fair value (in thousands):

	As of March 31, 2018
	Level I	Level II	Level III	Total
Assets
Investments of consolidated fund	$275	$—	$1,754	$2,029
Investment in shares of MCC	30,873	—	—	30,873
Total Assets	$31,148	$—	$1,754	$32,902

	As of December 31, 2017
	Level I	Level II	Level III	Total
Assets
Investments of consolidated fund	$435	$—	$1,570	$2,005
Investment in shares of MCC	40,491	—	—	40,491
Total Assets	$40,926	$—	$1,570	$42,496
Included in investments of consolidated fund as of March 31, 2018 are Level I assets of $0.3 million in equity investments and Level III assets of $1.8 million, which consists of senior secured loans and equity investments. Included in investments of consolidated fund as of December 31, 2017 are Level I assets of $0.4 million in equity investments and Level III assets of $1.6 million, which consists of senior secured loans and preferred equity investments. The significant unobservable inputs used in the fair value measurement of Level III assets of the consolidated fund's investments in senior secured loans include market yields. Significant increases or decreases in market yields in isolation would result in a significantly higher or lower fair value measurement. There were no significant unrealized gains or losses related to the investments of consolidated fund for the three months ended March 31, 2018.
The following is a summary of changes in fair value of the Company's financial assets that have been categorized within Level III of the fair value hierarchy (in thousands):

	Level III Financial Assets as of March 31, 2018
	Balance at December 31, 2017	Purchases	Transfers In or (Out) of Level III	Sale of Level III Assets	Balance at March 31, 2018
Investments of consolidated fund	$1,570	$365	$—	$(181)	$1,754

Medley LLC
Notes to Condensed Consolidated Financial Statements (unaudited)

A review of the fair value hierarchy classifications is conducted on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification for certain financial assets or liabilities. Reclassifications impacting all levels of the fair value hierarchy are reported as transfers in or out of Level I, II or III category as of the beginning of the quarter during which the reclassifications occur. There were no transfers between levels in the fair value hierarchy during the three months ended March 31, 2018.
When determining the fair value of publicly traded equity securities, the Company uses the quoted closing market price as of the valuation date on the primary market or exchange on which they trade. Our equity method investments for which fair value is measured at NAV per share, or its equivalent, using the practical expedient, are not categorized in the fair value hierarchy.
The Company's investments of consolidated fund are treated as investments at fair value and any realized and unrealized gains and losses from those investments are recorded through the condensed consolidated statement of operations. The Company's treatment is consistent with that of STRF, which is considered an investment company under ASC 946, Financial Services - Investment Companies, for standalone reporting purposes.
6. OTHER ASSETS
Other assets consist of the following:

	As of
	March 31, 2018	December 31, 2017
	(Amounts in thousands)
Fixed assets, net of accumulated depreciation and amortization of $2,589 and $2,370, respectively	$3,941	$4,160
Security deposits	1,975	1,975
Administrative fees receivable (Note 11)	2,213	1,903
Deferred tax assets (Note 12)	1,603	1,926
Due from affiliates (Note 11)	1,930	2,979
Prepaid expenses and taxes	1,752	1,085
Other assets	1,389	1,465
Total other assets	$14,803	$15,493
7. LOANS PAYABLE
Loans payable consist of the following:

	As of
	March 31, 2018	December 31, 2017
	(Amounts in thousands)
Non-recourse promissory notes, net of unamortized discount of $605 and $767, respectively	9,395	9,233
Total loans payable	$9,395	$9,233
CNB Credit Agreement
On August 19, 2014, the Company entered into a $15.0 million senior secured revolving credit facility with City National Bank (as amended, the “Revolving Credit Facility”). The most recent amendment dated September 22, 2017 extended the Revolving Credit Facility maturity date to March 31, 2020 and provides for an incremental facility in an amount up to $10.0 million upon the fulfillment of certain customary conditions, as well as other changes. The Company intends to use any proceeds from borrowings under the Revolving Credit Facility for general corporate purposes, including funding of its working capital needs. Borrowings under the Revolving Credit Facility bear interest, at the option of the Company, either (i) at an Alternate Base Rate, as defined, plus an applicable margin not to exceed 0.25% or (ii) at an Adjusted LIBOR plus an applicable margin not to exceed 2.5%. As of and during the three months ended March 31, 2018, there were no amounts drawn under the Revolving Credit Facility. The capitalized terms below are defined in the Revolving Credit Facility, where applicable.
The Revolving Credit Facility also contains financial covenants that require the Company to maintain a Maximum Net Leverage Ratio, as defined, of not greater than 5.0 to 1.0, a Total Leverage Ratio, as defined, of not greater than 7.0 to 1.0 and Core EBITDA, as defined, of not less than $15.0 million. These ratios are calculated on a trailing twelve months basis and are

Medley LLC
Notes to Condensed Consolidated Financial Statements (unaudited)

calculated using the Company’s financial results and include adjustments made to calculate Core EBITDA. Non-compliance with any of the financial or non-financial covenants without cure or waiver would constitute an event of default. The Revolving Credit Facility also contains customary negative covenants and other customary events of default, including defaults based on events of bankruptcy and insolvency, dissolution, nonpayment of principal, interest or fees when due, breach of specified covenants, change in control and material inaccuracy of representations and warranties. There were no events of default under the Revolving Credit Facility as of March 31, 2018.
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
During the three months ending March 31, 2017, interest expense under the Term Loan Facility, including accretion of the note discount and amortization of debt issuance costs, as well as the deferred issuance costs associated with the Revolving Credit facility, was $1.5 million.
Non-Recourse Promissory Notes
In April 2012, the Company borrowed $10.0 million under two non-recourse promissory notes. Proceeds from the borrowings were used to purchase 1,108,033 shares of common stock of SIC, which were pledged as collateral for the obligations. Interest on the notes is paid monthly and is equal to the dividends received by the Company related to the pledged shares. The Company may prepay the notes in whole or in part at any time without penalty and the lenders may call the notes if certain conditions are met. The notes are scheduled to mature in March 2019. The proceeds from the notes were recorded net of issuance costs of $3.8 million and are being accreted, using the effective interest method, over the term of the non-recourse promissory notes. Total interest expense under these notes, including accretion of the notes discount, was $0.3 million for each of the three months ended March 31, 2018 and 2017. The fair value of the outstanding balance of the notes was $10.0 million as of March 31, 2018 and $10.1 million as of December 31, 2017.
Contractual Maturities of Loans Payable
As of March 31, 2018, $10.0 million of future principal payments will be due, relating to loans payable, during the year ended December 31, 2019.
8. SENIOR UNSECURED DEBT
The carrying value of the Company’s senior unsecured debt consist of the following:

	As of
	March 31, 2018	December 31, 2017
	(Amounts in thousands)
2026 Notes, net of unamortized discount and debt issuance costs of $3,212 and $3,266, respectively	$50,383	$50,329
2024 Notes, net of unamortized premium and debt issuance costs of $2,333 and $2,437, respectively	66,666	66,563
Total senior unsecured debt	$117,049	$116,892
2026 Notes
On August 9, 2016 and October 18, 2016, the Company issued debt consisting of $53.6 million in aggregate principal amount of senior unsecured notes due 2026 at a stated coupon rate of 6.875% (the "2026 Notes"). The net proceeds from these offerings were used to pay down a portion of the Company's outstanding indebtedness under its Term Loan Facility. Interest is payable quarterly and interest payments commenced on November 15, 2016. The 2026 Notes are subject to redemption in whole or in part at any time or from time to time, at the option of the Company, on or after August 15, 2019 at a redemption price per security equal to 100% of the outstanding principal amount thereof plus accrued and unpaid interest payments. The 2026 notes were recorded net of discount and direct issuance costs of $3.8 million which are being amortized over the term of the notes using the effective interest rate method. The 2026 Notes are listed on the New York Stock Exchange and trades thereon under the trading symbol “MDLX.” The fair value of the 2026 Notes based on their underlying quoted market price was $53.5 million as of March 31, 2018.

Medley LLC
Notes to Condensed Consolidated Financial Statements (unaudited)

Interest expense on the 2026 Notes, including accretion of note discount and amortization of debt issuance costs, $1.0 million for the three months ended March 31, 2018 and 2017.
2024 Notes
On January 18, 2017 and February 22, 2017, the Company issued $69.0 million in aggregate principal amount of senior unsecured notes due 2024 at a stated coupon rate of 7.25% (the "2024 Notes"). The net proceeds from these offerings were used to pay down the remaining portion of the Company's outstanding indebtedness under its Term Loan Facility with the remaining to be used for general corporate purposes. Interest is payable quarterly and interest payments commenced on April 30, 2017. The 2024 Notes are subject to redemption in whole or in part at any time or from time to time, at the option of the Company, on or after January 30, 2020 at a redemption price per security equal to 100% of the outstanding principal amount thereof plus accrued and unpaid interest payments. The 2024 notes were recorded net of premium and direct issuance costs of $2.8 million which are being amortized over the term of the notes using the effective interest rate method. The 2024 Notes are listed on the New York Stock Exchange and trades thereon under the trading symbol “MDLQ.” The fair value of the 2024 Notes based on their underlying quoted market price was $69.9 million as of March 31, 2018.
Interest expense on the 2024 Notes, including amortization of debt premium and debt issuance costs, was $1.4 million and $0.8 million for the three months ended March 31, 2018 and 2017, respectively.
9. ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER LIABILITIES
Accounts payable, accrued expenses and other liabilities consist of the following:

	As of
	March 31, 2018	December 31, 2017
	(Amounts in thousands)
Accrued compensation and benefits	$3,001	$6,835
Due to affiliates (Note 11)	7,237	7,315
Revenue share payable (Note 10)	3,566	3,841
Accrued interest	1,294	1,294
Professional fees	624	825
Deferred rent	2,419	2,506
Deferred tax liabilities (Note 12)	—	92
Performance fee compensation	104	111
Accounts payable and other accrued expenses	2,123	1,596
Total accounts payable, accrued expenses and other liabilities	$20,368	$24,415

10. COMMITMENTS AND CONTINGENCIES
Operating Leases
Medley leases office space in New York City and San Francisco under non-cancelable lease agreements that expire at various times through September 2023. Rent expense was $0.6 million for the three months ending March 31, 2018 and 2017.

Medley LLC
Notes to Condensed Consolidated Financial Statements (unaudited)

As of March 31, 2018 future minimum rental payments under non-cancelable leases are as follows (in thousands):

Remaining in 2018	$1,800
2019	2,247
2020	2,364
2021	2,430
2022	2,431
Thereafter	1,823
Total future minimum lease payments	$13,095

Consolidation of Business Activities
During the three months ended March 31, 2018, the Company initiated the consolidation of its business activities to its New York office. The Company believes this will enhance operations by consolidating origination, underwriting and asset management operations and personnel in a single location. During the three months ended March 31, 2018, the Company recorded $1.4 million in severance costs and expects to incur additional one-time costs of $1.2 million. The Company anticipates that most of the remaining charges will be recognized during the second quarter of 2018. At this time, the Company does not anticipate a material change in overall headcount upon completion of the consolidation.
Capital Commitments to Funds
As of March 31, 2018 and December 31, 2017, the Company had aggregate unfunded commitments of $0.3 million to certain long-dated private funds.
Other Commitments
In April 2012, the Company entered into an obligation to pay a fixed percentage of management and incentive fees received by the Company from SIC. The agreement was entered into contemporaneously with the $10.0 million non-recourse promissory notes that were issued to the same parties (Note 7). The two transactions were deemed to be related freestanding contracts and the $10.0 million of loan proceeds were allocated to the contracts using their relative fair values. At inception, the Company recognized an obligation of $4.4 million representing the present value of the future cash flows expected to be paid under this agreement. As of March 31, 2018 and December 31, 2017, this obligation amounted to $3.6 million and $3.8 million, respectively, and is recorded as revenue share payable, a component of accounts payable, accrued expenses and other liabilities on the consolidated balance sheets. The change in the estimated cash flows for this obligation is recorded in other income (expense), net on the consolidated statements of operations.
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

Medley LLC
Notes to Condensed Consolidated Financial Statements (unaudited)

believe the causes of action asserted in the Derivative Action are without merit and all defendants intend to continue to assert a vigorous defense.
Medley LLC, MCC, MOF II, Medley Management Inc., Medley Group LLC, Brook Taube, and Seth Taube were named as defendants, along with other various parties, in a putative class action lawsuit captioned as Royce Solomon, Jodi Belleci, Michael Littlejohn, and Giulianna Lomaglio v. American Web Loan, Inc., AWL, Inc., Mark Curry, MacFarlane Group, Inc., Sol Partners, Medley Opportunity Fund, II, LP, Medley LLC, Medley Capital Corporation, Medley Management, Inc., Medley Group, LLC, Brook Taube, Seth Taube, DHI Computing Service, Inc., Middlemarch Partners, and John Does 1-100, filed on December 15, 2017 and amended on March 9, 2018, in the United States District Court for the Eastern District of Virginia, Newport News Division, as Case No. 4:17-cv-145 (hereinafter, “Class Action 1”). MOF II and MCC were also named as defendants, along with various other parties, in a putative class action lawsuit captioned George Hengle and Lula Williams v. Mark Curry, American Web Loan, Inc., AWL, Inc., Red Stone, Inc., Medley Opportunity Fund II LP, and Medley Capital Corporation, filed February 13, 2018, in the United States District Court, Eastern District of Virginia, Richmond Division, as Case No. 3:18-cv-100 (“Class Action 2”) (together with Class Action 1, the “Class Action Complaints”). The plaintiffs in the Class Action Complaints filed their putative class actions alleging claims under the Racketeer Influenced and Corrupt Organizations Act, and various other claims arising out of the alleged payday lending activities of American Web Loan. The claims against Medley LLC, MCC, MOF II, the Company, Medley Group LLC, Brook Taube, and Seth Taube (in Class Action 1), and the claims against MOF II and MCC (in Class Action 2), allege that those defendants in each respective action exercised control over American Web Loan’s payday lending activities as a result of a loan to American Web Loan. The loan was made by MOF II in 2011. American Web Loan repaid the loan from MOF II in full in February of 2015, more than 1 year and 10 months prior to any of the loans allegedly made by American Web Loan to the alleged class plaintiff representatives in Class Action 1; in Class Action 2, the alleged class plaintiff representatives have not alleged when they received any loans from American Web Loan. Medley LLC and MCC never made any loans or provided financing to, or had any other relationship with, American Web Loan. MOF II, Medley LLC, and MCC are seeking indemnification from American Web Loan, various affiliates, and other parties with respect to the claims in the Class Action Complaints. MOF II, Medley LLC, and MCC believe the alleged claims in the Class Action Complaints are without merit and they intend to defend these lawsuits vigorously.
11. RELATED PARTY TRANSACTIONS
Substantially all of Medley’s revenue is earned through agreements with its non-consolidated funds for which it collects management and performance fees for providing asset management, advisory and other related services.
Administration Agreements
In January 2011 and April 2012, Medley entered into administration agreements with MCC (the “MCC Admin Agreement”) and SIC (the “SIC Admin Agreement”), respectively, whereby, as part of its performance obligation to provide asset management, advisory and other related services, Medley agreed to provide administrative services necessary for the operations of MCC and SIC. MCC and SIC agreed to pay Medley for the costs and expenses incurred in providing such administrative services, including an allocable portion of Medley’s overhead expenses and an allocable portion of the cost of MCC and SIC’s officers and their respective staffs.
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
Medley records these administrative fees as revenue in the period when the performance obligation of providing such administrative services is satisfied and are included in other revenues and fees on the condensed consolidated statements of operations. Amounts due from these agreements are included as a component of other assets on the Company's condensed consolidated balance sheets.
Total revenues recorded under these agreements for the three months ended March 31, 2018 and 2017 are reflected in the table below:

Medley LLC
Notes to Condensed Consolidated Financial Statements (unaudited)

	For the Three Months Ended March 31,
	2018	2017
	(Amounts in thousands)
MCC Admin Agreement	$901	$997
SIC Admin Agreement	699	794
Funds Admin Agreements	245	306
Total administrative fees from related parties	$1,845	$2,097
Amounts due from related parties under these agreements are reflected in the table below:

	As of
	March 31, 2018	December 31, 2017
	(Amounts in thousands)
Amounts due from MCC under the MCC Admin Agreement	$966	$867
Amounts due from SIC under the SIC Admin Agreement	724	696
Amounts due from entities under the Funds Admin Agreements	523	340
Total administrative fees receivable	$2,213	$1,903
Management fee Waiver
During the first quarter of 2018, the Company voluntarily waived $0.4 million in management fees for MCC.
Reimbursement Agreement
In connection with the amended and restated limited liability agreement of Medley LLC, Medley LLC agreed to, at the sole discretion of the managing member, reimburse Medley Management Inc. for all expenses incurred, other than expenses incurred in connection with its income tax obligations. From time to time, the company may also advance funds to Medley Management Inc, to cover its operating needs. For the three months ended March 31, 2018 and 2017, the Company recorded reimbursements of $0.7 million and $0.5 million, respectively, which were recorded as a component of general, administrative and other expenses on the consolidated statements of operations. As of March 31, 2018 and December 31, 2017, amounts due to Medley Management Inc. were $0.3 million and $0.6 million and was recorded as a component of accounts payable, accrued expenses and other liabilities on the consolidated balance sheet.

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
Investments
Refer to Note 4 "Investments" for more information related to the Company's investments in related parties.
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

Medley LLC
Notes to Condensed Consolidated Financial Statements (unaudited)

12. INCOME TAXES
Deferred income taxes reflect the net effect of temporary differences between the tax basis of an asset or liability and its reported amount on the Company’s consolidated balance sheets. These temporary differences result in taxable or deductible amounts in future years. As of March 31, 2018 and December 31, 2017, the Company's deferred tax assets were $1.6 million and $1.9 million, respectively, which consists primarily of temporary differences relating to certain accrued expenses, stock compensation and a tax benefit relating to tax goodwill. Deferred tax liabilities were less than $0.1 million and $0.1 million as of March 31, 2018 and December 31, 2017, respectively, and consists primarily of temporary differences relating to accrued fee income. The provision for deferred income taxes results from temporary differences arising principally from certain accrued expenses, deferred rent, fee income accruals, unrealized gains, unrealized losses and depreciation.
 The Company’s effective tax rate was 1.4% and 2.5% for the three months ended March 31, 2018 and 2017, respectively. The quarterly provision for (benefit from) income taxes is determined based on the Company’s estimated full year effective tax rate adjusted by the amount of tax attributable to infrequent or unusual items that are recognized on a discrete basis in the income tax provision in the quarter in which they occur. The Company’s effective tax rate includes a rate benefit attributable to the fact that the Company’s subsidiaries operate as limited liability companies, which are not subject to federal or state income tax. Accordingly, a portion of the Company’s earnings attributable to non-controlling interests are not subject to corporate level taxes. However, a portion of the Company's subsidiaries' income is subject to New York City’s unincorporated business tax.
Interest expense and penalties related to income tax matters are recognized as a component of the provision for income taxes and were not significant during the three months ended March 31, 2018 and 2017. As of and during the three months ended March 31, 2018 and 2017, there were no uncertain tax positions taken that were not more likely than not to be sustained.
13. COMPENSATION EXPENSE
Compensation generally includes salaries, bonuses, equity and profit sharing awards. Bonuses, equity and profit sharing awards are accrued over the service period to which they relate. Guaranteed payments made to our senior professionals who are members of Medley LLC are recognized as compensation expense. The guaranteed payments to the Company’s Co-Chief Executive Officers are performance based and are periodically set subject to maximums based on the Company’s total assets under management. Such maximums aggregated to $1.3 million during each of the three months ended March 31, 2018 and 2017. During the three months ended March 31, 2018 and 2017, neither of the Company’s Co-Chief Executive Officers received any guaranteed payments.
Performance Fee Compensation
In October 2010 and January 2014, the Company granted shares of vested profit interests in certain subsidiaries to select employees. These awards are viewed as a profit-sharing arrangement and are accounted for under ASC 710, Compensation General, which requires compensation expense to be recognized over the vesting period, which is usually the period over which service is provided. The shares were vested at grant date, subject to a divestiture percentage based on percentage of service completed from the award grant date to the employee’s termination date. The Company adjusts the related liability quarterly based on changes in estimated cash flows for the profit interests.
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
For the three months ended March 31, 2018 and 2017, the Company recorded a reversal of performance fee compensation expense of less than $0.1 million and $0.9 million, respectively. As of March 31, 2018 and December 31, 2017, total performance fee compensation payable for these awards was $0.1 million each and is included as a component of accounts payable, accrued expenses and other liabilities on the Company's consolidated balance sheets.

Medley LLC
Notes to Condensed Consolidated Financial Statements (unaudited)

Retirement Plan
The Company sponsors a defined-contribution 401(k) retirement plan that covers all employees. Employees are eligible to participate in the plan immediately, and participants are 100% vested from the date of eligibility. The Company makes contributions to the plan of 3% of an employee’s eligible wages, up to a maximum limit as determined by the Internal Revenue Service. The Company also pays all administrative fees related to the plan. The Company's accrued contributions to the plan were $0.3 million and $0.1 million for the three months ended March 31, 2018 and 2017, respectively. As of March 31, 2018 and December 31, 2017 the Company's outstanding liability to the plan was $0.8 million and $0.5 million, respectively.
Stock-Based Compensation
In connection with the IPO of Medley Management Inc., Medley Management Inc. and Medley LLC adopted the Medley Management Inc. 2014 Omnibus Incentive Plan (the “Plan”). The purpose of the Plan is to provide a means through which the Company may attract and retain key personnel and to provide a means whereby directors, officers, employees, consultants and advisors (and prospective directors, officers, employees, consultants and advisors) of the Company can acquire and maintain an equity interest in the managing member of the Company, Medley Management Inc., or be paid incentive compensation, including incentive compensation measured by reference to the value of Medley Management Inc.’s Class A common stock or Medley LLC’s unit interests, thereby strengthening their commitment to the welfare of the Company and aligning their interests with those of Medley Management Inc.’s stockholders. The Plan provides for the issuance of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), restricted LLC Units, stock bonuses, other stock-based awards and cash awards. As the grant of these awards are primarily for the benefit of the employees of Medley LLC, stock compensation is recognized in Medley LLC’s separate consolidated financial statements through a corresponding credit to members’ equity (deficit), representing a capital contribution by Medley Management Inc. For the three months ended March 31, 2018 and 2017, stock-based compensation was $1.0 million and less than $0.1 million, respectively, and was included in compensation and benefits on the consolidated statements of operations and contributions on the consolidated statements of changes in equity.
14. REDEEMABLE NON-CONTROLLING INTERESTS
Changes in redeemable non-controlling interests during the three months ended March 31, 2018 and 2017 are reflected in the table below:

	For the Three Months Ended March 31,
	2018	2017
	(Amounts in thousands)
Beginning balance	$53,741	$30,805
Net (loss) income attributable to redeemable non-controlling interests in consolidated subsidiaries	(4,516)	1,485
Contributions	—	5,000
Distributions	(2,438)	(1,573)
Change in fair value of available-for-sale securities	—	324
Ending balance	$46,787	$36,041
In January 2016, the Company executed an amendment to SIC Advisors' operating agreement which provided the Company with the right to redeem membership units owned by the minority interest holder. The Company’s redemption right is triggered by the termination of the dealer manager agreement between SIC and SC Distributors LLC, an affiliate of the minority interest holder. As a result of this redemption feature, the Company reclassified the non-controlling interest in SIC Advisors from the equity section to redeemable non-controlling interests in the mezzanine section of the consolidated balance sheet based on its fair value as of the amendment date. The fair value of the non-controlling interest was determined to be $12.2 million on the date of the amendment and was adjusted through a charge to non-controlling interests in Medley LLC. During the three months ended March 31, 2018, net income allocated to this non-controlling interest was $0.8 million, and distributions paid were $1.4 million, respectively. During the three months ended March 31, 2017, net income allocated to this non-controlling interest was$1.0 million, and distributions paid were $1.1 million, respectively. As of March 31, 2018 and December 31, 2017, the balance of the redeemable non-controlling interest in SIC Advisors LLC was $12.9 million and $13.5 million, respectively.
On June 3, 2016, the Company entered into a Master Investment Agreement with DB MED Investor I LLC and DB MED Investor II LLC (the ‘‘Investors’’) to invest up to $50.0 million in new and existing Medley managed funds (the ‘‘Joint Venture’’). The Company agreed to contribute up to $10.0 million and an interest in STRF Advisors LLC, the investment advisor to Sierra

Medley LLC
Notes to Condensed Consolidated Financial Statements (unaudited)

Total Return Fund, in exchange for common equity interests in the Joint Venture. On June 6, 2017, the Company entered into an amendment to its Master Investment Agreement with the Investors, which provided for, among other things, an increase in the Company’s capital contribution to up to $13.8 million and extended the term of the Joint Venture from seven to ten years. The Investors agreed to invest up to $40.0 million in exchange for preferred equity interests in the Joint Venture. As of June 30, 2017, the Company and the Investors had fully satisfied their capital contributions. On account of the preferred equity interests, the Investors will receive an 8% preferred distribution, 15% of the Joint Venture’s profits, and all of the profits from the contributed interest in STRF Advisors LLC. Medley has the option, subject to certain conditions, to cause the Joint Venture to redeem the Investors’ interest in exchange for repayment of the outstanding investment amount at the time of redemption, plus certain other considerations. The Investors have the right, after ten years, to redeem their interests in the Joint Venture. As such, the Investors’ interest in the Joint Venture is included as a component of redeemable non-controlling interests on the Company’s consolidated balance sheets and amounted to $34.4 million and $40.6 million as of March 31, 2018 and December 31, 2017, respectively. Total contributions to the Joint Venture amounted to $53.8 million and $16.8 million through March 31, 2018 and 2017, respectively, and were used to purchase $51.8 million of MCC shares on the open market and seed fund $2.0 million to STRF. During the three months ended March 31, 2018 and 2017, net income (loss) allocated to this non-controlling interest was $(5.2) million and $0.5 million, respectively. Distributions paid during the three months ended March 31, 2018 and 2017 was $1.0 million and $0.4 million, respectively.
In October 2016, the Company executed an operating agreement for STRF Advisors LLC which provided the Company with the right to redeem membership units owned by the minority interest holder. The Company’s redemption right is triggered by the termination of the dealer manager agreement between STRF and SC Distributors LLC, an affiliate of the minority interest holder. As a result of this redemption feature, the non-controlling interest in STRF Advisors LLC is classified as in redeemable non-controlling interests in the mezzanine section of the balance sheet. During the three months ended March 31, 2018, net losses allocated to this redeemable non-controlling interest was $0.1 million. As of March 31, 2018 and December 31, 2017, the balance of the redeemable non-controlling interest in STRF Advisors LLC was $(0.5) million and $(0.4) million, respectively.

Medley LLC
Notes to Condensed Consolidated Financial Statements (unaudited)

15. MARKET AND OTHER RISK FACTORS
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
16. SUBSEQUENT EVENTS
Management has evaluated subsequent events through the date of issuance of the condensed consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the condensed consolidated financial statements as of and for the three months ended March 31, 2018.

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

•	Permanent capital vehicles: MCC, SIC and STRF, have a total AUM of $2.2 billion as of March 31, 2018.

•	Long-dated private funds and SMAs: MOF II, MOF III, MOF III Offshore, MCOF, Aspect, MCC JV, SIC JV and SMAs, have a total AUM of $2.8 billion as of March 31, 2018.
As of March 31, 2018, we had $5.1 billion of AUM, $2.2 billion in permanent capital vehicles and $2.8 billion in long-dated private funds and SMAs. Our AUM as of March 31, 2018 declined by 7% year over year which was driven in large part by debt repayments and income and return of capital distributions. Our compounded annual AUM growth rate from December 31, 2010 through March 31, 2018 was 25% and our compounded annual Fee Earning AUM growth rate was 18%, both of which have been driven in large part by the growth in our permanent capital vehicles. As of March 31, 2018, we had $3.0 billion of Fee Earning AUM, $2.0 billion in permanent capital vehicles and $1.0 billion in long-dated private funds and SMAs. Typically the investment periods of our institutional commitments range from 18 to 24 months and we expect our Fee Earning AUM to increase as capital commitments included in AUM are invested.
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
We also may earn performance fees from our long-dated private funds and SMAs. Typically, these performance fees are 15.0% to 20.0% of the total return above a hurdle rate. These performance fees, which represent a capital allocation to the general partner or investment manager, are accrued quarterly and paid after the return of all invested capital and an amount sufficient to achieve the hurdle rate of return.
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

For the three months ended March 31, 2018 and 2017, 85%, and 83%, respectively, of our revenues were generated from management fees, performance fees and carried interest derived primarily from net interest income on senior secured loans.
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
Our Structure
Medley LLC is a partially owned subsidiary of Medley Management Inc., a holding company whose sole asset is its controlling equity interest in Medley LLC. Medley Management Inc. owns 100% of the voting interests in Medley LLC and 18.49% of the issued and outstanding LLC Units of Medley LLC. The remaining LLC Units (81.51%) are held by the Senior Management Owners. The LLC Units do not have voting rights. Medley Management Inc. and the Senior Management Owners have also entered into an exchange agreement under which the Senior Management Owners (or certain permitted transferees) have the right (subject to the terms of the exchange agreement), to exchange their equity interests in Medley LLC for shares of Medley Management Inc.'s Class A common stock on a one-for-one basis, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications.
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

The diagram below depicts our organizational structure (excluding those operating subsidiaries with no material operations or assets) as of April 27, 2018:

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

(2)
If our pre-IPO owners exchanged all of their vested LLC Units for shares of Class A common stock, they would hold 81.48% of the outstanding shares of Class A common stock, entitling them to an equivalent percentage of economic interests and voting power in Medley Management Inc., Medley Group LLC would hold no voting power or economic interests in Medley Management Inc. and Medley Management Inc. would hold 100% of outstanding LLC Units and 100% of the voting power in Medley LLC.

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
During the first quarter of 2018, the domestic economy exhibited continued growth, and key financial market indicators generated positive readings. Coincident with improving economic growth, LIBOR rates have increased, while credit spreads have tightened. Across the lending spectrum, year over year loan issuance has increased, driven by several factors, including robust merger and acquisition activity, as well as significant refinance activity. Our platform provides us the ability to lend across the capital structure and at varying interest rates providing our firm access to a larger borrower subset over time.
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

Performance Fees. Performance fees are contractual fees which do not represent a capital allocation to the general partner or investment manager that are earned based on the performance of certain funds, typically our separately managed accounts. Performance fees are earned based on the fund performance during the period, subject to the achievement of minimum return levels in accordance with the respective terms set out in each fund’s investment management agreement.
Prior to the adoption of the new revenue recognition standard, ASC 606, Revenue from Contracts with Customers, effective January 1, 2018, we accounted for contractual based performance fees under Method 2 of ASC 605, Revenue Recognition, for revenue based on a formula. Under this method, performance fees for any period were based upon an assumed liquidation of the underlying fund's net assets on the reporting date and were subject to reversal to the extent that cumulative previously recognized performance fees exceeded the amount due to the general partner or investment manager based on a fund's cumulative investment returns. Upon the adoption of the new revenue recognition standard ASC 606, we will only recognize contractual based performance fees when it is probable that a significant reversal of such fees will nor occur in the future.
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
Carried Interest. Carried interest are performance based fees that represent a capital allocation to the general partner or investment manager. Carried interest is allocated to us based on cumulative fund performance to date, subject to the achievement of minimum return levels in accordance with the respective terms set out in each fund’s governing documents.
Prior to January 1, 2018, we accounted for carried interest under Method 2 of ASC 605, as previously described above. Upon adoption of the new revenue recognition standard ASC 606, we reassessed our accounting policy for carried interest, and determined that carried interest is within the scope of the accounting for equity method investments, and, as such, is not within the scope of the new revenue recognition guidance. Under the equity method of accounting, we will record carried interest in a consistent manner as we historically had which is based upon an assumed liquidation of that fund's net assets as of the reporting date, regardless of whether such amounts have been realized. For any given period, carried interest on our condensed consolidated statements of operations may include reversals of previously recognized carried interest due to a decrease in the value of a particular fund that results in a decrease of cumulative carried interest earned to date. Since fund return hurdles are cumulative, previously recognized fees also may be reversed in a period of appreciation that is lower than the particular fund's hurdle rate.
Carried interest received in prior periods may be required to be returned by us in future periods if the funds’ investment performance declines below certain levels. Each fund is considered separately in this regard and, for a given fund, carried interest can never be negative over the life of a fund. If upon a hypothetical liquidation of a fund’s investments, at their then current fair values, previously recognized and distributed carried interest would be required to be returned, a liability is established for the potential clawback obligation. As of March 31, 2018, we have not received any carried interest distributions, except for tax distributions related to our allocation of net income, which included an allocation of carried interest. Pursuant to the organizational documents of each respective fund, a portion of these tax distributions may be subject to clawback. As of March 31, 2018, we have accrued $7.2 million for clawback obligations that would need to be paid if the funds were liquidated at fair value as of the end of the reporting period. Our actual obligation, however, would not become payable or realized until the end of a fund’s life.
Other Investment income. Other investment income is comprised of unrealized appreciation (depreciation) resulting from changes in fair value of our equity method investments in addition to the income/ expense allocations from such investments.
In certain cases, the entities that receive management and incentive fees from our funds are owned by Medley LLC together with other persons. See “Critical Accounting Policies” and Note 2, “Summary of Significant Accounting Policies,” to our unaudited condensed consolidated financial statements included in this Form 10-Q for additional information regarding the manner in which management fees, performance fees, investment income and other fees are generated.
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
Guaranteed payments made to our senior professionals who are members of Medley LLC are recognized as compensation expense. The guaranteed payments to our Co-Chief Executive Officers are performance based and periodically set subject to maximums based on our total assets under management. Such maximums aggregated to $0.6 million for each of the Co-Chief Executive Officers for the three months ended March 31, 2018 and 2017. During the three months ended March 31, 2018 and 2017, neither of our Co-Chief Executive Officers received any guaranteed payments.
Performance Fee Compensation. Performance fee compensation includes compensation related to performance fees, which generally consists of profit interests that we grant to certain of our employees. Depending on the nature of each fund, the performance fee participation is generally structured as a fixed percentage or as an annual award. The liability is recorded subject to the vesting of the profit interests granted and is calculated based upon the net present value of the projected performance fees to be received. Payments to profit interest holders are payable when the performance fees are paid to Medley LLC by the respective fund. It is possible that we may record performance fee compensation during a period in which we do not record any performance fee revenue or we have a reversal of previously recognized performance fee revenue.
General, Administrative and Other Expenses. General and administrative expenses include costs primarily related to professional services, office rent, depreciation and amortization, general insurance, recruiting, travel and related expenses, information technology, communication and information services and other general operating items.
Other Income (Expense)
Dividend Income. Dividend income consists of dividends associated with our investments in SIC and MCC. Dividends are recognized on an accrual basis to the extent that such amounts are declared and expected to be collected.
Interest Expense. Interest expense consists primarily of interest expense relating to debt incurred by us.
Other Income (Expenses), Net. Other income (expenses), net consists primarily of expenses associated with our revenue share payable and unrealized gains (losses) from our investment in MCC.
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
Core Net Income. Core Net Income is an income measure that is used by management to assess the performance of our business through the removal of non-core items, as well as non-recurring expenses associated with our IPO. It is calculated by adjusting net income attributable to Medley Management Inc. and net income attributable to non-controlling interests in Medley LLC to exclude reimbursable expenses associated with the launch of funds, amortization of stock-based compensation expense associated with grants of restricted stock units at the time of our IPO, other non-core items and the income tax impact of these adjustments.
Core Earnings Before Interest, Income Taxes, Depreciation and Amortization (Core EBITDA). Core EBITDA is an income measure also used by management to assess the performance of our business. Core EBITDA is calculated as Core Net Income before interest expense, income taxes, depreciation and amortization.
Key Performance Indicators
When we review our performance we focus on the indicators described below:

	For the Three Months Ended March 31,
	2018	2017
	(Amounts in thousands, except AUM)
Consolidated Financial Data:
Net (loss) income attributable to Medley LLC	$(4,807)	$3,448

Non-GAAP Data:
Core Net Income	$2,015	$5,012
Core EBITDA	$5,268	$7,920

Other Data (at period end, in millions):
AUM	$5,076	$5,452
Fee Earning AUM	$3,040	$3,214

AUM
AUM refers to the assets of our funds. We view AUM as a metric to measure our investment and fundraising performance as it reflects assets generally at fair value plus available uncalled capital. For our funds, our AUM equals the sum of the following:

•	Gross asset values or NAV of such funds;

•	the drawn and undrawn debt (at the fund-level, including amounts subject to restrictions); and

•	uncalled committed capital (including commitments to funds that have yet to commence their investment periods).
The table below provides the roll forward of AUM.

				% of AUM
	Permanent Capital Vehicles	Long-dated Private Funds and SMAs	Total	Permanent Capital Vehicles	Long-dated Private Funds and SMAs
	(Dollars in millions)
Ending balance, December 31, 2017	$2,337	$2,861	$5,198	45%	55%
Commitments (1)	(40)	32	(8)
Distributions (2)	(24)	(51)	(75)
Change in fund value (3)	(34)	(5)	(39)
Ending balance, March 31, 2018	$2,239	$2,837	$5,076	44%	56%

(1)
With respect to permanent capital vehicles, represents decreases during the period through debt repayments offset, in part, by equity offerings. With respect to long-dated private funds and SMAs, represents new commitments or gross inflows, respectively, as well as any increases in available undrawn borrowings.

(2)
With respect to permanent capital vehicles, represents distributions of income. With respect to long-dated private funds and SMAs, represents return of capital, given our funds’ stage in their respective life cycle and the prioritization of capital distributions.

(3)	Includes interest income, realized and unrealized gains (losses), fees and/or expenses.
AUM was $5.1 billion as of March 31, 2018 compared to $5.2 billion of AUM as of December 31, 2017. Our permanent capital vehicles decreased by $98.0 million as of March 31, 2018, primarily due to distributions, debt repayments and realized and unrealized losses. Our long-dated private funds and SMAs decreased AUM by $24.0 million, primarily due to return of capital as some of our vehicles are no longer in the investment period offset, in part, by new commitments.
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

Components of Fee Earning AUM

	As of
	March 31, 2018	December 31, 2017
	(Amounts in millions)
Fee earning AUM based on gross asset value	$1,972	$2,090
Fee earning AUM based on capital commitments	20	126
Fee earning AUM based on invested capital or NAV	1,048	942
Total fee earning AUM	$3,040	$3,158
As of March 31, 2018, fee earning AUM based on gross asset value decreased by $118.0 million, compared to December 31, 2017. The decrease in fee earning AUM based on gross asset value was due primarily to distributions and debt repayments.
As of March 31, 2018, fee earning AUM based on capital commitments decreased $106.0 million compared to December 31, 2017. The decrease in fee earning AUM based on capital commitments was due to our long-dated fund, whose fee earning AUM was based on its capital commitments during its investment period, exiting its investment period.
As of March 31, 2018, fee earning AUM based on invested capital or NAV increased by $106.0 million, or 11%, compared to December 31, 2017. The increase in fee earning AUM based on invested capital or NAV was due primarily to capital deployment from our long-dated private funds and SMAs, partially offset by distributions of income and return of capital by our long-dated private funds and SMAs as some of our vehicles are no longer in the investment period.
The table below presents the roll forward of fee earning AUM.

				% of Fee Earning AUM
	Permanent Capital Vehicles	Long-dated Private Funds and SMAs	Total	Permanent Capital Vehicles	Long-dated Private Funds and SMAs
	(Dollars in millions)
Ending balance, December 31, 2017	$2,090	$1,068	$3,158	66%	34%
Commitments (1)	(60)	83	23
Distributions (2)	(24)	(34)	(58)
Change in fund value (3)	(34)	(49)	(83)
Ending balance, March 31, 2018	$1,972	$1,068	$3,040	65%	35%

(1)
With respect to permanent capital vehicles, represents increases or temporary reductions during the period through equity and debt offerings, as well as any increases in capital commitments. With respect to long-dated private funds and SMAs, represents new commitments or gross inflows, respectively.

(2)	Represents distributions of income, return of capital and return of portfolio investment capital to the fund.

(3)	Includes interest income, realized and unrealized gains (losses), fees and/or expenses.
Total fee earning AUM decreased by $118.0 million, or 4%, to $3.0 billion as of March 31, 2018 compared to December 31, 2017, due primarily to distributions from all permanent capital vehicles and private funds and SMAs, debt repayments by our permanent capital vehicles, and realized and unrealized losses within our fund portfolios, partly offset by capital deployment by our private funds and SMAs.
Returns
The following section sets forth historical performance for our active funds.
Sierra Income Corporation (SIC)
We launched SIC, our first public non-traded permanent capital vehicle, in April 2012. SIC primarily focuses on direct lending to middle market borrowers in the U.S. Since inception, we have provided capital for a total of 372 investments and have invested a total of $2.2 billion. As of March 31, 2018, fee earning AUM was $1.1 billion. The performance for SIC as of March 31, 2018 is summarized below:

Annualized Net Total Return(1):	5.4%
Annualized Realized Losses on Invested Capital:	1.0%
Average Recovery(3):	68.6%

Medley Capital Corporation (MCC)
We launched MCC, our first permanent capital vehicle in January 2011. MCC primarily focuses on direct lending to private middle market borrowers in the U.S. Since inception, we have provided capital for a total of 214 investments and have invested a total of $2.1 billion. As of March 31, 2018, excluding Medley SBIC LP, fee earning AUM was $599 million. The performance for MCC as of March 31, 2018 is summarized below:

Annualized Net Total Return(2):	3.3%
Annualized Realized Losses on Invested Capital:	2.2%
Average Recovery(3):	44.0%
Medley SBIC LP (Medley SBIC)
We launched Medley SBIC in March 2013 as a wholly owned subsidiary of MCC. Medley SBIC lends to smaller middle market private borrowers that we otherwise would not target in our other funds, due primarily to size. Since inception, we have provided capital for a total of 45 investments and have invested a total of $440 million. As of March 31, 2018, fee earning AUM was $227 million. The performance for Medley SBIC fund as of March 31, 2018 is summarized below:

Gross Portfolio Internal Rate of Return(4):	10.5%
Net Investor Internal Rate of Return(5):	7.9%
Annualized Realized Losses on Invested Capital:	—%
Average Recovery:	N/A
Medley Opportunity Fund II LP (MOF II)
MOF II is a long-dated private investment fund that we launched in December 2010. MOF II lends to middle market private borrowers, with a focus on providing senior secured loans. Since inception, we have provided capital for a total of 79 investments and have invested a total of $955 million. As of March 31, 2018, fee earning AUM was $289 million. MOF II is currently fully invested and actively managing its assets. The performance for MOF II as of March 31, 2018, is summarized below:

Gross Portfolio Internal Rate of Return(4):	9.5%
Net Investor Internal Rate of Return(6):	5.2%
Annualized Realized Losses on Invested Capital:	2.1%
Average Recovery(3):	36.1%
Medley Opportunity Fund III LP (MOF III)
MOF III is a long-dated private investment fund that we launched in December 2014. MOF III lends to middle market private borrowers in the U.S., with a focus on providing senior secured loans. Since inception, we have provided capital for a total of 44 investments and have invested a total of $193 million . As of March 31, 2018, fee earning AUM was $124 million. The performance for MOF III as of March 31, 2018 is summarized below:

Gross Portfolio Internal Rate of Return(4):	11.5%
Net Investor Internal Rate of Return(6):	6.1%
Annualized Realized Losses on Invested Capital:	—%
Average Recovery:	N/A
Separately Managed Accounts (SMAs)
In the case of our SMAs, the investor, rather than us, may control the assets or investment vehicle that holds or has custody of the related investments. Certain subsidiaries of Medley LLC serve as the investment adviser for our SMAs. Since inception, we have provided capital for a total of 182 investments and have invested a total of $1.1 billion. As of March 31, 2018, fee earning AUM in our SMAs was $583 million. The aggregate performance of our SMAs as of March 31, 2018, is summarized below:

Gross Portfolio Internal Rate of Return(4):	9.2%
Net Investor Internal Rate of Return(7):	7.0%
Annualized Realized Losses on Invested Capital:	0.7%
Average Recovery(3):	49.5%

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
The performance of STRF, MOF III Offshore, Aspect, and MCOF as of March 31, 2018 is not meaningful given the funds' limited operations and capital invested to date.

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

(4)
For Medley SBIC, MOF II, MOF III, and SMAs, the Gross Portfolio Internal Rate of Return represents the cumulative investment performance from inception of each respective fund through March 31, 2018. The Gross Portfolio Internal Rate of Return includes both realized and unrealized investments and excludes the impact of base management fees, incentive fees and other fund related expenses. For realized investments, the investment returns were calculated based on the actual cash outflows and inflows for each respective investment and include all interest, principal and fee note repayments, dividends and transactions fees, if applicable. For unrealized investments, the investment returns were calculated based on the actual cash outflows and inflows for each respective investment and include all interest, principal and fee note repayments, dividends and transactions fees, if applicable. The investment return assumes that the remaining unrealized portion of the investment is realized at the investment’s most recent fair value, as calculated in accordance with U.S. GAAP. There can be no assurance that the investments will be realized at these fair values and actual results may differ significantly.

(5)
Earnings from Medley SBIC are paid to MCC. The Net Internal Rate of Return for Medley SBIC was calculated based upon i) the actual cash contribution and distributions to/from MCC and Medley SBIC ii) an allocable portion of MCC’s management and incentive fees and general fund related expenses and iii) assumes the NAV as of the measurement date is distributed to MCC. As of March 31, 2018, Medley SBIC Net Internal Rate of Return as described above assuming only the inclusion of management fees was 14.9%.

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

Results of Operations
The following table and discussion sets forth information regarding our condensed consolidated results of operations for the three months ended March 31, 2018 and 2017. The unaudited condensed consolidated financial statements of Medley have been prepared on substantially the same basis for all historical periods presented.

	For the Three Months Ended March 31,
	2018	2017
	(Amounts in thousands, except AUM data)
Revenues
Management fees (includes Part I incentive fees of $0 and $544 for the three months ending March 31, 2018 and 2017, respectively)	$12,085	$13,895
Performance fees	—	(2,363)
Other revenues and fees	2,329	2,320
Investment income:
Carried interest	165	145
Other investment income	(183)	(1)
Total Revenues	14,396	13,996

Expenses
Compensation and benefits	8,338	5,794
Performance fee compensation	(7)	(881)
General, administrative and other expenses	4,509	2,668
Total Expenses	12,840	7,581

Other Income (Expense)
Dividend income	1,429	735
Interest expense	(2,681)	(3,647)
Other income (expense), net	(9,755)	1,560
Total Other Expense, Net	(11,007)	(1,352)
(Loss) Income before income taxes	(9,451)	5,063
(Benefit from) provision for income taxes	(130)	127
Net (Loss) Income	(9,321)	4,936
Net (loss) income attributable to redeemable non-controlling interests and non-controlling interests in consolidated subsidiaries	(4,514)	1,488
Net (Loss) Income Attributable to Medley LLC	$(4,807)	$3,448

Other data (at period end, in millions):
AUM	$5,076	$5,452
Fee earning AUM	$3,040	$3,214
Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017
Revenues
Management Fees. Total management fees decreased by $1.8 million, or 13%, to $12.1 million for the three months ended March 31, 2018 compared to the three months ended March 31, 2017.

•
Our management fees from permanent capital vehicles decreased by $1.8 million during the three months ended March 31, 2018 compared to the same period in 2017. The decrease was due primarily to lower base management fees from both SIC and MCC as well as a decline in Part I incentive fees of $0.5 million from SIC. During the three months ended March 31, 2018, we voluntarily waived $0.4 million of MCC base management fees.

•	Our management fees from long-dated private funds and SMAs remained consistent at $3.7 million for the three months ended March 31, 2018, compared to the same period in 2017.
Performance Fees. We did not recognize any performance fees during the three months ended March 31, 2018 compared to a reversal of performance fees revenue of $2.4 million in the same period 2017. As a result of the adoption of the new revenue recognition standard on January 1, 2018, we did not recognize any performance fees in 2018 as we determined that it was not probable that such fees would not be subject to reversal in the future. The reversal of previously recognized performance fees in 2017 was a result of declines in the underlying fund values of our SMAs.
Other Revenues and Fees. Other revenues and fees remained consistent at $2.3 million for the three months ended March 31, 2018 compared to the same period in 2017.
Investment Income. Investment income decreased by approximately $0.2 million to a loss of less than $0.1 million for the three months ended March 31, 2018 compared to the same period in 2017. The decrease was due primarily to losses from our equity method investments offset, in part, by higher carried interest from our private long dated funds.
Expenses
Compensation and Benefits. Compensation and benefits increased by $2.5 million, or 44% to $8.3 million for the three months ended March 31, 2018 compared to 2017. The variance was due primarily to $1.4 million increase in stock based compensation and a $0.9 million increase in severance expense associated with the consolidation of our business activities to our New York office.
Performance Fee Compensation. There was a reversal in performance fee compensation of less than $0.1 million during the three months ended March 31, 2018 as compared to a reversal of performance fee compensation of $0.8 million during 2017. The variance in performance fee compensation was due primarily to changes in projected future payments.
General, Administrative and Other Expenses. General, administrative and other expenses increased by $1.8 million to $4.5 million for the three months ended March 31, 2018 compared to the same period in 2017. The increase was due primarily to a $0.7 million increase in expenses related to our consolidated fund, STRF and $1.0 million increase in professional fees.
Other Income (Expense)
Dividend Income. Dividend income increased by $0.7 million to $1.4 million for the three months ended March 31, 2018 compared to the same period in 2017. The increase was due primarily to dividend income from our investment in MCC shares attributed to additional purchases made during 2017.
Interest Expense. Interest expense decreased by $1.0 million, or 26%, to $2.7 million for the three months ended March 31, 2018 compared to the same period in 2017. The higher expense in 2017 was primarily due to an acceleration of amortization of debt issuance costs and discount relating to prepayments made on our Term Loan Facility as a result of the refinancing of our indebtedness from the issuance of senior unsecured debt. In addition, our average debt outstanding during the three months ended March 31, 2018 and 2017 was $132.6 million and $120.5 million, respectively.
Other Income (Expenses), net. Other income (expenses), net decreased by $11.3 million to $(9.8) million for the three months ended March 31, 2018 compared to the same period in 2017. The decrease was due primarily to a $9.6 million unrealized loss related to our investment in shares of MCC.
Provision for Income Taxes
Our effective income tax rate was 1.4% and 2.5% for the three months ended March 31, 2018 and 2017, respectively. Our tax rate is affected by recurring items, such as permanent differences and income (losses) allocated to certain redeemable non-controlling interests which is not subject to New York City's unincorporated business tax. The decrease in the effective tax rate during the three months ended March 31, 2018 as compared to the same period in 2017 was due primarily to an increase income allocated to certain redeemable non-controlling interests which is not subject to New York City's unincorporated business tax.
Redeemable Non-Controlling Interests and Non-Controlling Interests in Consolidated Subsidiaries
Net income attributable to redeemable non-controlling interests and non-controlling interests in consolidated subsidiaries decreased by $6.0 million to a loss of $4.5 million for the three months ended March 31, 2018 compared to the same period in 2017. The decrease was due primarily to the allocation of our loss in shares of MCC to DB MED Investor I LLC, a third party, based on its preferred ownership interests held in one of our consolidated subsidiaries offset, in part by an increase in dividend income earned and allocated to DB MED Investor I LLC as well as income allocated to SC Distributors LLC for its interests in SIC Advisors LLC.
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
Net income attributable to Medley LLC is the U.S. GAAP financial measure most comparable to Core Net Income and Core EBITDA.
The following table is a reconciliation of net income attributable to Medley LLC on a consolidated basis to Core Net Income and Core EBITDA.

	For the Three Months Ended March 31,
	2018	2017
	(Amounts in thousands)
Net (loss) income attributable to Medley LLC	$(4,807)	$3,448
Reimbursable fund startup expenses	623	24
IPO date award stock-based compensation	141	(661)
Other non-core items:
Unrealized losses on shares of MCC	3,543	—
Severance expense	1,886	1,099
Acceleration of debt issuance costs (1)	—	1,150
Other (2)	852	—
Income tax expense on adjustments	(223)	(48)
Core Net Income	$2,015	$5,012
Interest expense	2,681	2,498
Income taxes	353	175
Depreciation and amortization	219	235
Core EBITDA	$5,268	$7,920

(1)
For the three months ended March 31, 2017, this amount relates to additional interest expense associated with the acceleration of amortization of debt issuance costs and discount relating to prepayments made on our Term Loan Facility as a result of the refinancing of our indebtedness from the issuance of Senior Unsecured Debt.

(2)	For the three months ended March 31, 2018, other items consists of expenses related to non-core business development activities and other expenses.
Liquidity and Capital Resources
Our primary cash flow activities involve: (i) generating cash flow from operations, which largely includes management fees; (ii) making distributions to our members and redeemable non-controlling interests; (iii) paying dividends and (iv) borrowings, interest payments and repayments under our debt facilities. As of March 31, 2018, we had $29.9 million in cash and cash equivalents.
Our material source of cash from our operations is management fees, which are collected quarterly. We primarily use cash flows from operations to pay compensation and benefits, general, administrative and other expenses, federal, state and local corporate income taxes, debt service costs and distributions to our owners. Our cash flows, together with the proceeds from equity and debt issuances, are also used to fund investments in limited partnerships, purchase publicly traded securities, purchase fixed assets and other capital items. If cash flows from operations were insufficient to fund distributions, we expect that we would suspend paying such distributions.
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
As of March 31, 2018, the outstanding senior unsecured debt balance was $117.0 million, and is reflected net of unamortized discount, premium and debt issuance costs of $5.5 million.
See Note 8 "Senior Unsecured Debt" to our condensed consolidated financial statements included in this Form 10-Q for additional information on the 2026 Notes and the 2024 Notes.
Revolving Credit Facility
On August 19, 2014, we entered into a $15.0 million senior secured revolving credit facility with City National Bank (as amended, the “Revolving Credit Facility”), as administrative agent and collateral agent thereunder, and the lenders from time to time party thereto. On September 22, 2017 we amended the Revolving Credit Facility to, among other things, extend the maturity date until March 31, 2020 and provide for an incremental facility in an amount up to $10.0 million upon the satisfaction of certain customary conditions. We intend to use any proceeds of borrowings under the Revolving Credit Facility for general corporate purposes, including funding our working capital needs. We have not incurred any borrowings under the Revolving Credit Facility through March 31, 2018. As of March 31, 2018, we were in compliance with the financial covenants under our Revolving Credit Facility.
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
See Note 7 "Loans Payable" to our condensed consolidated financial statements included in this Form 10-Q for additional information regarding the promissory notes.
Cash Flows
The significant captions and amounts from our consolidated statements of cash flows are summarized below. Negative amounts represent a net outflow, or use of cash.

	For the Three Months Ended March 31,
	2018	2017
	(Amounts in thousands)
Statements of cash flows data
Net cash provided by operating activities	$2,427	$1,517
Net cash used in investing activities	(14)	(3,960)
Net cash (used in) provided by financing activities	(8,547)	18,481
Net (decrease) increase in cash and cash equivalents	$(6,134)	$16,038
 Operating Activities
Our net cash flow provided by operating activities was $2.4 million and $1.5 million during the three months ended March 31, 2018 and 2017, respectively. During the three months ended March 31, 2018 and 2017, net cash flow provided by operating activities was attributed to net (loss) income of $(9.3) million and $4.9 million, respectively, non-cash adjustments of $11.6 million and $2.3 million, respectively, and changes in operating assets and liabilities of $0.2 million and $(5.7) million, respectively.
Investing Activities
Our investing activities generally reflect cash used for acquisitions of fixed assets, distributions received from our equity method investments and purchases of available for sale securities. There were no purchases of fixed assets during the three months ended March 31, 2018. Purchases of fixed assets was less than $0.1 million for the three months ended March 31, 2017. Capital contributions to equity method investments represented a use of cash of less than $0.1 million and $0.2 million for the three months ended March 31, 2018 and 2017, respectively. Excluding the investments held by our consolidated fund, purchases of investments were $3.7 million during the three months ended March 31, 2017.

Financing Activities
Distributions to members and non-controlling interests were $8.5 million and $7.8 million for the three months ended March 31, 2018 and 2017, respectively. Capital contributions from non-controlling interests and redeemable non-controlling interests resulted in an inflow of cash of $5.0 million for the three months ended March 31, 2017.
On August 9, 2016, Medley LLC completed its first registered public offering of senior unsecured debt and on October 18, 2016, January 18, 2017, and February 22, 2017 Medley LLC completed additional registered public offerings of senior unsecured debt. The proceeds from these offerings, net of offering expenses payable by us, amounted to $116.2 million. The net proceeds from the offerings were used to pay-down the outstanding indebtedness under the Term Loan Facility with the remaining amount to be used for working capital purposes. Repayments of loans payable resulted in an outflow of cash of $44.8 million for the three months ended March 31, 2017. Proceeds from the issuance of debt obligations provided an inflow of cash of $66.5 million for the three months ended March 31, 2017.
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
Performance Fees
On January 1, 2018, we adopted ASC 606, Revenue from Contracts with Customers. Under this guidance, we could be entitled to performance-based fees that can amount to as much as 20.0% of a fund's profits, subject to certain hurdles as defined in the funds’ applicable investment management or partnership agreements. Performance-based fees are assessed as a percentage of the investment performance of the funds. However, we only recognize such performance fees if it is probable that there will not be a significant revenue reversal of such amounts in the future. See Note 3, “Revenues from Contracts with Customers,” to our unaudited condensed consolidated financial statements included in this Form 10-Q.
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

See Note 10, “Commitments and Contingencies,” to our unaudited condensed consolidated financial statements included in this Form 10-Q for a discussion of our commitments and contingencies.
Contractual Obligations
The following table sets forth information relating to our contractual obligations as of March 31, 2018.

	Less than 1 year	1 - 3 years	4 - 5 years	More than 5 years	Total
	(Amounts in thousands)
Medley Obligations
Operating lease obligations (1)	$2,361	$4,657	$4,861	$1,216	$13,095
Loans payable (2)	—	10,000	—	—	10,000
Senior unsecured debt (3)	—	—	—	122,595	122,595
Revenue share payable	1,239	1,612	715	—	3,566
Capital commitments to funds (4)	327	—	—	—	327
Total	$3,927	$16,269	$5,576	$123,811	$149,583

(1)
We lease office space in New York and San Francisco under non-cancelable lease agreements. The amounts in this table represent the minimum lease payments required over the term of the lease, and include operating leases for office equipment.

(2)	We have included all loans described in Note 7, “Loans Payable,” to our unaudited condensed consolidated financial statements included in this Form 10-Q.

(3)
We have included all our obligations described in Note 8, “Senior Unsecured Debt,” to our unaudited condensed consolidated financial statements included in this Form 10-Q. In addition to the principal amounts above, the Company is required to make quarterly interest payments of $1.2 million related to our 2024 Notes and $0.9 million related to our 2026 Notes.

(4)	Represents equity commitments by us to certain long-dated private funds managed by us. These amounts are generally due on demand and are therefore presented in the less than one year category.
Indemnifications
In the normal course of business, we enter into contracts that contain indemnities for our affiliates, persons acting on our behalf or such affiliates and third parties. The terms of the indemnities vary from contract to contract and the maximum exposure under these arrangements, if any, cannot be determined and has neither been recorded in our consolidated financial statements. As of March 31, 2018, we have not had prior claims or losses pursuant to these contracts and expect the risk of loss to be remote.
Contingent Obligations
The partnership documents governing our funds generally include a clawback provision that, if triggered, may give rise to a contingent obligation that may require the general partner to return amounts to the fund for distribution to investors. Therefore, performance fee revenue, generally, is subject to reversal in the event that the funds incur future losses. These losses are limited to the extent of the cumulative performance fee revenue recognized in income to date, net of a portion of taxes paid. Due in part to our investment performance and the fact that our performance fee revenue is generally determined on a liquidation basis, as of March 31, 2018, we accrued $7.2 million for clawback obligations that would need to be paid had the funds been liquidated as of that date. There can be no assurance that we will not incur additional clawback obligations in the future. If all of the existing investments were valued at $0, the amount of cumulative performance fee revenue that have been recognized would be reversed. We believe that the possibility of all of the existing investments becoming worthless is remote. At March 31, 2018, had we assumed all existing investments were valued at $0, the net amount of performance fee revenue subject to additional reversal would have been approximately $0.2 million.
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
As such, based on an incremental 10% short-term increase in fair value of the investments in our permanent capital vehicles, long-dated private funds and SMAs’ as of March 31, 2018, we calculated a $0.8 million increase in management fees for the three months ended March 31, 2018. In the case of a 10% short-term decline in fair value of the investments in our permanent capital, long-dated funds and SMAs’ as of March 31, 2018, we calculated a $1.0 million decrease in management fees for the three months ended March 31, 2018.
Effect on Performance Fees
Performance fees are based on certain specific hurdle rates as defined in the funds' applicable investment management or partnership agreements. The performance fees for any period are based upon the probability that there will not be a significant future revenue reversal of such fees. We exercise significant judgments when determining if any performance fees should be recognized in a given period including the below.

•	whether the fund is near final liquidation

•	whether the fair value of the remaining assets in the fund is significantly in excess of the threshold at which the Company would earn an incentive fee

•	the probability of significant fluctuations in the fair value of the remaining assets

•	the SMA’s remaining investments are under contract for sale with contractual purchase prices that would result in no clawback and it is highly likely that the contracts will be consummated
Short-term changes in the fair values of funds' investments usually do not impact accrued performance fees. The overall impact of a short-term change in market value may be mitigated by a number of factors including, but not limited to, the way in which carried interest performance fees are calculated, which is not ultimately dependent on short-term moves in fair market value, but rather realize cumulative performance of the investments through the end of the long-dated private funds and SMAs’ lives.
As such, based on an incremental 10% short-term increase or decrease in fair value of the investments in our permanent capital vehicles as of March 31, 2018, we do not believe there would be any changes to the Performance fees for the three months ended March 31, 2018.
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
As such, based on an incremental 10% short-term increase in fair value of the investments in our permanent capital vehicles as of March 31, 2018, we calculated no change in Part I and II incentive fees for the three months ended March 31, 2018. In the case of a 10% short-term decline in fair value of the investments in our permanent capital vehicles as of March 31, 2018, we calculated no change in Part I incentive fees for the three months ended March 31, 2018.
Interest Rate Risk
As of March 31, 2018, we had $126.4 million of debt outstanding, net of unamortized discount, premium, and issuance costs, presented as loans payable and senior unsecured debt in our audited financial statements included elsewhere in this Form 10-K. Our debt bears interest at fixed rates, and therefore is not subject to interest rate fluctuation risk.
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
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Medley LLC, MCC, MOF II, Medley Management Inc., Medley Group LLC, Brook Taube, and Seth Taube were named as defendants, along with other various parties, in a putative class action lawsuit captioned as Royce Solomon, Jodi Belleci, Michael Littlejohn, and Giulianna Lomaglio v. American Web Loan, Inc., AWL, Inc., Mark Curry, MacFarlane Group, Inc., Sol Partners, Medley Opportunity Fund, II, LP, Medley LLC, Medley Capital Corporation, Medley Management, Inc., Medley Group, LLC, Brook Taube, Seth Taube, DHI Computing Service, Inc., Middlemarch Partners, and John Does 1-100, filed on December 15, 2017 and amended on March 9, 2018, in the United States District Court for the Eastern District of Virginia, Newport News Division, as Case No. 4:17-cv-145 (hereinafter, “Class Action 1”). MOF II and MCC were also named as defendants, along with various other parties, in a putative class action lawsuit captioned George Hengle and Lula Williams v. Mark Curry, American Web Loan, Inc., AWL, Inc., Red Stone, Inc., Medley Opportunity Fund II LP, and Medley Capital Corporation, filed February 13, 2018, in the United States District Court, Eastern District of Virginia, Richmond Division, as Case No. 3:18-cv-100 (“Class Action 2”) (together with Class Action 1, the “Class Action Complaints”). The plaintiffs in the Class Action Complaints filed their putative class actions alleging claims under the Racketeer Influenced and Corrupt Organizations Act, and various other claims arising out of the alleged payday lending activities of American Web Loan. The claims against Medley LLC, MCC, MOF II, the Company, Medley Group LLC, Brook Taube, and Seth Taube (in Class Action 1), and the claims against MOF II and MCC (in Class Action 2), allege that those defendants in each respective action exercised control over American Web Loan’s payday lending activities as a result of a loan to American Web Loan. The loan was made by MOF II in 2011. American Web Loan repaid the loan from MOF II in full in February of 2015, more than 1 year and 10 months prior to any of the loans allegedly made by American Web Loan to the alleged class plaintiff representatives in Class Action 1; in Class Action 2, the alleged class plaintiff representatives have not alleged when they received any loans from American Web Loan. Medley LLC and MCC never made any loans or provided financing to, or had any other relationship with, American Web Loan. MOF II, Medley LLC, and MCC are seeking indemnification from American Web Loan, various affiliates, and other parties with respect to the claims in the Class Action Complaints. MOF II, Medley LLC, and MCC believe the alleged claims in the Class Action Complaints are without merit and they intend to defend these lawsuits vigorously.
Item 1A.  Risk Factors
For a discussion of our potential risks and uncertainties, see the information under the heading “Risk Factors” in Part I., Item 1A. of our Annual Report on Form 10-K, which is accessible on the SEC's website at www.sec.gov. There were no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

10.1*†	Form of Class A Medley LLC Unit Award Agreement, as amended

10.2*†	Form of Class A Medley LLC Unit Retention Award Agreement

18.1	Letter from RSM US LLP, dated May 15, 2018, regarding change in accounting principle.

31.1*	Certification by Co-Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification by Co-Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.3*	Certification by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Co-Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Co-Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
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

MEDLEY LLC
(Registrant)

Date: May 15, 2018	By:	/s/ Richard T. Allorto, Jr.
Richard T. Allorto Jr.
Chief Financial Officer
(Principal Financial Officer and Authorized Signatory)