Form 10-Q
period 2018-09-30
Medley LLC
filed 2018-11-14
CIK 1536577

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the transition period from            to

 Commission File Number: 001-36638

Medley LLC
(Exact name of registrant as specified in its charter)

Delaware	27-2437343
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

280 Park Avenue, 6th Floor East
New York, New York 10017
(Address of principal executive offices)(Zip Code)

(212) 759-0777
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12 (b) of the Act:

(Title of each class)	(Name of each exchange on which registered)
6.875% Notes due 2024	New York Stock Exchange
7.25% Notes due 2024

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes   ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes   ☒     No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 9, 2018, 29,027,147 units of membership interests in Medley LLC were outstanding. There is no trading market for Medley LLC's units of membership interests.

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

•	our Revolving Credit Facility imposes significant operating and financial restrictions on us and our subsidiaries, which may prevent us from capitalizing on business opportunities;

•	servicing our indebtedness will require a significant amount of cash. Our ability to generate sufficient cash depends on many factors, some of which are not within our control;

•	despite our current level of indebtedness, we may be able to incur substantially more debt and enter into other transactions, which could further exacerbate the risks to our financial condition;

•	operational risks may disrupt our business, result in losses or limit our growth;

•	anti-takeover provisions in our organizational documents and Delaware law might discourage or delay acquisition attempts for us that you might consider favorable;

•
the actual costs related to consolidating our business activities to our New York office may be greater than we currently anticipate and we may incur additional costs that are not currently included in our estimate; and

•	our ability to realize anticipated cost savings and efficiencies from consolidating our business activities to our New York office.

•
On August 9, 2018 Medley Management Inc. entered into a definitive agreement to merge with Sierra Income Corporation ("Sierra" or "SIC"). Pursuant to the Agreement and Plan of Merger by and among Medley Management Inc., Sierra and Sierra Management Inc., a newly formed Delaware corporation (“Merger Sub”), Medley Management Inc. will merge with and into Merger Sub, and Medley Management Inc.'s existing asset management business will continue to operate as a wholly owned subsidiary of Sierra. Simultaneously, pursuant to the Agreement and Plan of Merger by and between MCC and Sierra, MCC will merge with and into Sierra, with Sierra as the surviving entity.

As a condition to closing, Sierra’s common stock will be listed to trade on the New York Stock Exchange. The mergers are cross conditioned upon each other and are subject to approval by the shareholders of Medley Management Inc., MCC and Sierra, regulators, including the SEC, other customary closing conditions and third party consents. Accordingly, Medley Management Inc. and Medley LLC can provide no assurance that the mergers will be completed, that the mergers will not be delayed or that the terms of the mergers will not change.
Because forward-looking statements, such as the date that the parties expect the proposed transactions to be completed and the expectation that the proposed transactions will provide improved liquidity for Sierra, MCC, and Medley Management Inc. stockholders and will be accretive to net investment income for both Sierra and MCC, include risks and uncertainties, actual results may differ materially from those expressed or implied and include, but are not limited to, those discussed in each of Sierra’s, MCC’s and Medley Management Inc.'s filings with the SEC, and (i) the satisfaction or waiver of closing conditions relating to the proposed transactions described herein, including, but not limited to, the requisite approvals of the stockholders of each of Sierra, MCC, and Medley Management Inc.; Sierra successfully taking all actions reasonably required with respect to certain outstanding indebtedness of MCC and Medley Management Inc. to prevent any material adverse effect relating thereto; certain required approvals of the SEC and the Small Business Administration, the necessary consents of certain third-party advisory clients of Medley Management Inc.; and any applicable waiting period (and any extension thereof) applicable to the transactions under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, shall have expired or been terminated, (ii) the parties’ ability to successfully consummate the proposed transactions, and the timing thereof, and (iii) the possibility that competing offers or acquisition proposals related to the proposed transactions will be made and, if made, could be successful. Additional risks and uncertainties specific to Sierra, MCC and Medley Management Inc. include, but are not limited to, (i) the costs and expenses that Sierra, MCC and Medley Management Inc. have, and may incur, in connection with the proposed transactions (whether or not they are consummated), (ii) the impact that any litigation relating to the proposed transactions may have on any of Sierra, MCC and Medley Management Inc., (iii) that projections with respect to dividends may prove to be incorrect, (iv) Sierra’s ability to invest its portfolio of cash in a timely manner following the closing of the proposed transactions, (v) the market performance of the combined portfolio, (vi) the ability of portfolio companies to pay interest and principal in the future; (vii) the ability of Medley Management Inc. to grow its fee earning assets under management; (viii) whether Sierra, as the surviving company, will trade with more volume and perform better than MCC and Medley Management Inc. prior to the proposed transactions;  and (ix) negative effects of entering into the proposed transactions on the trading volume and market price of the MCC’s or Medley Management Inc.'s common stock.

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

•	“BDC” refers to business development company;

•	"Caddo" refers to Caddo Investors Holdings 1 LLC;

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

v

PART I.
Item 1. Financial Statements (Unaudited)
Medley LLC
Condensed Consolidated Balance Sheets (unaudited)
(Amounts in thousands, except share and per share amounts)

	As of
	September 30, 2018	December 31, 2017
Assets
Cash and cash equivalents	$21,424	$36,215
Investments, at fair value	46,285	56,632
Management fees receivable	10,884	14,714
Performance fees receivable	—	2,987
Other assets	13,893	15,493
Total Assets	$92,486	$126,041

Liabilities, Redeemable Non-controlling Interests and Equity
Liabilities
Senior unsecured debt, net	$117,428	$116,892
Loans payable, net	9,726	9,233
Accounts payable, accrued expenses and other liabilities	35,360	24,415
Total Liabilities	162,514	150,540

Commitments and Contingencies (Note 10)

Redeemable Non-controlling Interests	32,226	53,741

Equity
Accumulated other comprehensive loss	—	(10,968)
Non-controlling interests in consolidated subsidiaries	(1,638)	(1,702)
Members' deficit	(100,616)	(65,570)
Total deficit	(102,254)	(78,240)
Total Liabilities, Redeemable Non-controlling Interests and Equity	$92,486	$126,041

See accompanying notes to condensed consolidated financial statements

Medley LLC
Condensed Consolidated Statements of Operations (unaudited)
(Amounts in thousands, except share and per share amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues
Management fees (includes Part I incentive fees of $447, $1,393, $447 and $1,937, respectively)	$12,336	$14,838	$36,386	$41,934
Performance fees	—	(167)	—	(1,984)
Other revenues and fees	2,769	2,016	8,136	7,004
Investment income (loss):
Carried interest	(326)	(34)	271	139
Other investment loss	(382)	(91)	(849)	(101)
Total Revenues	14,397	16,562	43,944	46,992

Expenses
Compensation and benefits	6,320	6,382	21,991	17,881
Performance fee compensation	(79)	(14)	(112)	(845)
General, administrative and other expenses	6,244	3,510	15,095	8,932
Total Expenses	12,485	9,878	36,974	25,968

Other Income (Expense)
Dividend income	962	1,428	3,351	2,896
Interest expense	(2,717)	(2,718)	(8,113)	(9,131)
Other income (expense), net	2,711	(192)	(11,055)	1,399
Total other income (expense), net	956	(1,482)	(15,817)	(4,836)
Income (loss) before income taxes	2,868	5,202	(8,847)	16,188
Provision for income taxes	192	263	90	530
Net Income (Loss)	2,676	4,939	(8,937)	15,658
Net income (loss) attributable to redeemable non-controlling interests and non-controlling interests in consolidated subsidiaries	3,866	1,917	(3,112)	4,709
Net (Loss) Income Attributable to Medley LLC	$(1,190)	$3,022	$(5,825)	$10,949

See accompanying notes to condensed consolidated financial statements

Medley LLC
Condensed Consolidated Statements of Comprehensive Income (Loss) (unaudited)
(Amounts in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Net Income (Loss)	$2,676	$4,939	$(8,937)	$15,658
Other Comprehensive Income (Loss):
Change in fair value of available-for-sale securities (net of taxes of $0.1 million and $0.2 million for the three and nine months ended September 30, 2017, respectively)	—	(3,175)	—	(5,517)
Total Comprehensive Income (Loss)	2,676	1,764	(8,937)	10,141
Comprehensive income (loss) attributable to redeemable non-controlling interests and non-controlling interests in consolidated subsidiaries	3,866	1,917	(3,112)	4,680
Comprehensive (Loss) Income Attributable to Medley LLC	$(1,190)	$(153)	$(5,825)	$5,461

See accompanying notes to condensed consolidated financial statements

Medley LLC
Condensed Consolidated Statement of Changes in Equity (unaudited)
(Amounts in thousands, except share and per share amounts)

	Accumulated Other Comprehensive Loss	Non- controlling Interests in Consolidated Subsidiaries	Members' Deficit	Total Deficit

Balance at December 31, 2017	$(10,968)	$(1,702)	$(65,570)	$(78,240)
Cumulative effect of accounting change due to the adoption of the new revenue recognition standard (Note 2)	—	—	(3,599)	(3,599)
Cumulative effect of accounting change due to the adoption of updated guidance on equity securities not accounted for under the equity method of accounting and the tax effects stranded in other comprehensive loss as a result of tax reform (Note 2)	10,968	—	(10,968)	—
Net loss	—	6	(5,825)	(5,819)
Reclass of cumulative dividends on forfeited restricted stock units to compensation and benefits expense	—	—	69	69
Distributions	—	—	(19,786)	(19,786)
Contributions	—	2	4,098	4,100
Issuance of non-controlling interest at fair value	—	56	—	56
Fair value adjustment to redeemable non-controlling interest in SIC Advisors LLC (Note 14)	—	—	965	965
Balance at September 30, 2018	$—	$(1,638)	$(100,616)	$(102,254)

See accompanying notes to condensed consolidated financial statements

Medley LLC
Condensed Consolidated Statements of Cash Flows (unaudited)
(Amounts in thousands)

	For the Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities
Net (loss) income	$(8,937)	$15,658
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Stock-based compensation	4,098	2,027
Amortization of debt issuance costs	556	1,393
Accretion of debt discount	509	934
Benefit for deferred taxes	(1,700)	(25)
Depreciation and amortization	895	689
Net change in unrealized depreciation on investments	11,578	252
Income from equity method investments	(117)	(298)
Reclassification of cumulative dividends paid on forfeited restricted stock units to compensation and benefits expense	69	517
Other non-cash amounts	56	(9)
Changes in operating assets and liabilities:
Management fees receivable	3,830	(785)
Performance fees receivable	—	1,985
Distributions of income received from equity method investments	547	296
Purchase of investments	(505)	(1,850)
Sale of investments	382	—
Other assets	1,786	1,585
Accounts payable, accrued expenses and other liabilities	(1,307)	(16,586)
Net cash provided by operating activities	11,740	5,783
Cash flows from investing activities
Purchases of fixed assets	(53)	(39)
Distributions received from equity method investments	—	42
Capital contributions to equity method investments	(1,538)	(247)
Purchases of investments	—	(34,980)
Net cash used in investing activities	(1,591)	(35,224)
Cash flows from financing activities
Repayments of loans payable	—	(44,800)
Proceeds from issuance of senior unsecured debt	—	69,108
Capital contributions from non-controlling interests	2	23,000
Distributions to members, non-controlling interests and redeemable non-controlling interests	(24,942)	(26,270)
Debt issuance costs	—	(2,783)
Repurchases of LLC Units	—	(3,589)
Net cash (used in) provided by financing activities	(24,940)	14,666
Net decrease in cash, cash equivalents and restricted cash equivalents	(14,791)	(14,775)
Cash, cash equivalents and restricted cash equivalents, beginning of period	36,215	54,463
Cash, cash equivalents and restricted cash equivalents, end of period	$21,424	$39,688

See accompanying notes to condensed consolidated financial statements

Medley LLC
Condensed Consolidated Statements of Cash Flows (unaudited)
(Amounts in thousands)

	For the Nine Months Ended September 30,
	2018	2017
Supplemental disclosure of non-cash investing and financing activities
Net deferred tax impact on cumulative effect of accounting change due to the adoption of the new revenue recognition standard (Note 2)	(89)	—
Reclassification of the income tax impact on cumulative effect of accounting change due to the adoption of accounting standards update 2016-01 (Note 2)	336	—
Deferred tax asset impact on cumulative effect of accounting change due to the adoption of accounting standards update 2016-09 (Note 2)	—	32
Issuance of non-controlling interest at fair value	56	—
Reclassification of redeemable non-controlling interest in SIC Advisors LLC, including fair value adjustment of $965 (Note 14)	12,275	—

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
 Medley LLC Reorganization
In connection with the IPO of Medley Management Inc., Medley LLC amended and restated its limited liability agreement to modify its capital structure by reclassifying the 23,333,333 interests held by the pre-IPO members into a single new class of units (“LLC Units”). The pre-IPO members also entered into an exchange agreement under which they (or certain permitted transferees thereof) have the right, subject to the terms of an exchange agreement, to exchange their LLC Units for shares of Medley Management Inc.’s Class A common stock on a one-for-one basis, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications. In addition, pursuant to the amended and restated limited liability agreement, Medley Management Inc. became the sole managing member of Medley LLC.
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
Agreement and Plan of Merger
On August 9, 2018 MDLY entered into a definitive agreement to merge with Sierra Income Corporation ("Sierra" or "SIC"). Pursuant to the Agreement and Plan of Merger by and among MDLY, Sierra and Sierra Management Inc., a newly formed Delaware corporation (“Merger Sub”), the Company will merge with and into Merger Sub, and the Company’s existing asset management business will continue to operate as a wholly owned subsidiary of Sierra. MDLY’s Class A stockholders will receive 0.3836 shares of Sierra’s common stock, $3.44 per share of cash consideration and $0.65 per share in special cash dividends for each share of Class A common stock held by them. Medley LLC unitholders will convert their units into shares of Class A common stock and will receive 0.3836 shares of Sierra’s common stock, $3.44 per share of cash consideration and $0.35 per share in a special cash dividend for each share of Class A common stock held by them.

Medley LLC
Notes to Condensed Consolidated Financial Statements (unaudited)

Simultaneously, pursuant to the Agreement and Plan of Merger by and between Medley Capital Corporation ("MCC") and Sierra, MCC will merge with and into SIC, with SIC as the surviving entity. MCC shareholders will receive 0.805 shares of the Sierra’s common stock for each share of MCC common stock they hold.

As a condition to closing, Sierra’s common stock will be listed to trade on the New York Stock Exchange. The mergers are cross conditioned upon each other and are subject to approval by the shareholders of MDLY, MCC and Sierra, regulators, including the SEC, other customary closing conditions and third party consents. While there can be no assurances as to the exact timing, or that the merger will be completed at all, the Company expects the merger to be completed as early as the first quarter of 2019.

Transaction expenses, primarily consisting of professional fees, related to the pending merger are included in general, administrative and other expenses and were approximately $2.1 million and $3.9 million for the three and nine months ended September 30, 2018, respectively.
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

Medley LLC
Notes to Condensed Consolidated Financial Statements (unaudited)

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
Consolidated Variable Interest Entities
As of September 30, 2018, Medley LLC had three majority owned subsidiaries, Medley Seed Funding I LLC, Medley Seed Funding II LLC and STRF Advisors LLC, which are consolidated VIEs. Each of these entities were organized as a limited liability company and was legally formed to either manage a designated fund or to strategically invest capital as well as isolate business risk. As of September 30, 2018, total assets and total liabilities, after eliminating entries, of these VIEs reflected in the consolidated balance sheets were $31.2 million and less than $0.1 million, respectively. As of December 31, 2017, Medley LLC had four majority owned subsidiaries, Medley Seed Funding I LLC, Medley Seed Funding II LLC, STRF Advisors LLC and SIC Advisors LLC, which are consolidated VIEs. As of December 31, 2017, total assets and total liabilities, after eliminating entries, of these VIEs reflected in the consolidated balance sheets were $63.3 million and $13.0 million, respectively. Except to the extent of the assets of these VIEs that are consolidated, the holders of the consolidated VIEs’ liabilities generally do not have recourse to the Company.
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
The Company seed funded $2.1 million to Sierra Total Return Fund ("STRF"), which commenced investment operations in June 2017. As of September 30, 2018, the Company owned 100% of the equity of STRF and, as such, consolidates STRF in its condensed consolidated financial statements.
The condensed balance sheet of STRF as of September 30, 2018 and December 31, 2017 is presented in the table below.

	As of
	September 30, 2018	December 31, 2017
Assets	(Amounts in thousands)
Cash and cash equivalents	$211	$164
Investments, at fair value	2,085	2,005
Other assets	570	1,698
Total assets	$2,866	$3,867
Liabilities and Equity
Accrued expenses and other liabilities	$703	$1,744
Equity	2,163	2,123
Total liabilities and equity	$2,866	$3,867
As of September 30, 2018, the Company's condensed consolidated balance sheet reflects the elimination of $0.3 million of other assets, less than $0.1 million of accrued expenses and other liabilities and $2.2 million of equity as a result of the consolidation of STRF. As of December 31, 2017, the Company's condensed consolidated balance sheet reflects the elimination of $1.0 million of other assets, $1.5 million of accrued expenses and other liabilities and $2.1 million of equity as a result of the consolidation of STRF. During the three and nine months ended September 30, 2018 and 2017, the fund did not generate any significant income or losses from operations.
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
As of September 30, 2018, the Company recorded investments, at fair value, attributed to these non-consolidated VIEs of $4.3 million, receivables of $1.8 million included as a component of other assets and a clawback obligation of $7.2 million included

Medley LLC
Notes to Condensed Consolidated Financial Statements (unaudited)

as a component of accounts payable, accrued expenses and other liabilities on the Company’s consolidated balance sheets. The clawback obligation assumes a hypothetical liquidation of a fund’s investments, at their then current fair values, and a portion of tax distributions relating to performance fees which would need to be returned. As of December 31, 2017, the Company recorded investments, at fair value, attributed to non-consolidated VIEs of $4.8 million, receivables of $2.4 million included as a component of other assets and a clawback obligation of $7.2 million included as a component of accounts payable, accrued expenses and other liabilities on the Company’s consolidated balance sheets. As of September 30, 2018, the Company’s maximum exposure to losses from these entities is $6.0 million.
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
Cash and Cash Equivalents
Cash and cash equivalents include liquid investments in money market funds and demand deposits. The Company had cash balances with financial institutions in excess of Federal Deposit Insurance Corporation insured limits as of September 30, 2018 and December 31, 2017. The Company monitors the credit standing of these financial institutions and has not experienced, and has no expectations of experiencing, any losses with respect to such balances.
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

Medley LLC
Notes to Condensed Consolidated Financial Statements (unaudited)

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
During the three and nine months ended September 30, 2018, the Company did not record any reversals of previously recognized performance fees. During the three and nine months ended September 30, 2017, the Company recorded a reversal of $0.4 million and $2.7 million of previously recognized performance fees, respectively, under the previous revenue recognition standard.

Medley LLC
Notes to Condensed Consolidated Financial Statements (unaudited)

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
Carried interest received in prior periods may be required to be returned by the Company in future periods if the funds’ investment performance declines below certain levels. Each fund is considered separately in this regard and, for a given fund, carried interest can never be negative over the life of a fund. If upon a hypothetical liquidation of a fund’s investments, at their then current fair values, previously recognized and distributed carried interest would be required to be returned, a liability is established for the potential clawback obligation. As of September 30, 2018, the Company had not received any carried interest distributions, except for tax distributions related to the Company’s allocation of net income, which included an allocation of carried interest. Pursuant to the organizational documents of each respective fund, a portion of these tax distributions may be subject to clawback. As of September 30, 2018, the Company had accrued $7.2 million for clawback obligations that would need to be paid if the funds were liquidated at fair value as of the end of the reporting period. The Company’s actual obligation, however, would not become payable or realized until the end of a fund’s life.
Other Investment Income (loss)
Other investment income is comprised of unrealized appreciation (depreciation) resulting from changes in fair value of the Company's equity method investments in addition to the income and expense allocations from such investments.
Stock-based Compensation
Stock-based compensation expense relating to equity based awards are measured at fair value as of the grant date, reduced for actual forfeitures in the period they occur, and expensed over the requisite service period on a straight-line basis as a component of compensation and benefits on the Company's consolidated statements of operations.
Income Taxes
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
Medley LLC and its subsidiaries are not subject to federal, state and local corporate income taxes since all income, gains and losses are passed through to its members. However, a portion of taxable income from Medley LLC and its subsidiaries are subject to New York City’s unincorporated business tax, which is included in the Company’s provision for income taxes.
The Company analyzes its tax filing positions in all of the U.S. federal, state and local tax jurisdictions where it is required to file income tax returns, as well as for all open tax years in these jurisdictions. If, based on this analysis, the Company determines that uncertainties in tax positions exist, a liability is established.

Medley LLC
Notes to Condensed Consolidated Financial Statements (unaudited)

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
Additionally, the Company has reclassified $0.2 million of cash and cash equivalents of its consolidated fund as of December 31, 2017 to cash and cash equivalents on the Company's condensed consolidated balance sheets to conform to the current year's presentation.
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
ASC 606 became effective for the Company beginning on January 1, 2018 and entities had the option of adopting this guidance using either a full retrospective or a modified retrospective approach. The Company adopted ASC 606 as of January 1, 2018 using the modified retrospective method. Under this method, the Company recognized the cumulative-effect of adoption of this guidance as an adjustment to equity as of January 1, 2018, as further described below, but did not restate prior periods presented in its condensed consolidated financial statements.
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

Medley LLC
Notes to Condensed Consolidated Financial Statements (unaudited)

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
Recently Issued Accounting Pronouncements Adopted as of July 1, 2018
In February 2018, the FASB issued ASU 2018-03, Technical Corrections and Improvements to Financial Instruments - Overall (Subtopic 825-10) Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2018-03 clarifies certain aspects of the guidance issued in ASU 2016-01. The clarifications in this accounting standards update relate to three classes of financial instruments: (1) equity securities without a readily determinable fair value, (2) financial liabilities for which the fair value option is elected and (3) forward contracts and purchase options on equity securities without a readily determinable fair value for which the measurement alternative is expected to be applied. This new guidance became effective for the Company on July 1, 2018 and the Company adopted such guidance as of that date. The adoption of this guidance did not have a significant impact on the Company's consolidated financial statements.
Recently Issued Accounting Pronouncements Not Yet Adopted
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This guidance requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases, along with additional qualitative and quantitative disclosures. This new guidance will become effective for the Company on January 1, 2019, with early adoption permitted. A modified retrospective approach is required for adoption for all leases that exist at or commence after the date of initial application with an option to use certain practical expedients. We expect to use the package of practical expedients that allows us to not reassess: (1) whether any expired or existing contracts are or contain leases, (2) lease classification for any expired or existing leases and (3) initial direct costs for any expired or existing leases. We additionally expect to use the practical expedient that allows us to treat the lease and non-lease components of our leases as a single component. We expect to adopt this guidance when effective, using the transition method that allows us to initially apply Topic 842 at the adoption date of January 1, 2019 and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The adoption of this guidance is expected to result in a significant increase in total assets and total liabilities, but is not expected to have a significant impact on the Company's consolidated statements of operations.
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

Medley LLC
Notes to Condensed Consolidated Financial Statements (unaudited)

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

Medley LLC
Notes to Condensed Consolidated Financial Statements (unaudited)

Revenue by Category
The following tables present the Company's revenue from contracts with customers disaggregated by type of customer for the three and nine months ended September 30, 2018.

For the Three Months Ended September 30, 2018	Permanent Capital Vehicles	Long-dated Private Funds	SMAs	Other	Total
	(Amounts in thousands)
Management fees	$8,477	$2,180	$1,679	$—	$12,336
Performance fees	—	—	—	—	—
Other revenues and fees	1,558	—	—	1,211	2,769
Total revenues from contracts with customers	$10,035	$2,180	$1,679	$1,211	$15,105

For the Nine Months Ended September 30, 2018	Permanent Capital Vehicles	Long-dated Private Funds	SMAs	Other	Total
	(Amounts in thousands)
Management fees	$25,244	$6,223	$4,919	$—	$36,386
Performance fees	—	—	—	—	—
Other revenues and fees	5,323	—	—	2,813	8,136
Total revenues from contracts with customers	$30,567	$6,223	$4,919	$2,813	$44,522

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
These contract liabilities are reported as deferred revenue within accounts payable, accrued expenses and other liabilities on the condensed consolidated balance sheets and amounted to $0.3 million as of September 30, 2018. During the three months ended September 30, 2018, the Company recognized revenue from amounts included in deferred revenue of $0.1 million and received cash deposits of $0.2 million. During the nine months ended September 30, 2018, the company recognized revenue from amounts included in deferred revenue of $0.5 million and received cash deposits of $0.5 million.
The Company did not have any contract assets as of September 30, 2018 or December 31, 2017.

Medley LLC
Notes to Condensed Consolidated Financial Statements (unaudited)

Comparative Tables
As the Company adopted the new revenue guidance (ASC 606) under the modified retrospective method, the Company is required to present what the Company's revenues would have been under the previous revenue guidance (ASC 605). The following tables present the reconciliation between the financial statement line items reported on the condensed consolidated balance sheet as of September 30, 2018 under ASC 606 to what would have been reported under the previous guidance ASC 605.

	As of September 30, 2018
	As Reported under ASC 606	Adjustments to reported balances	Balances under ASC 605
Assets	(Amounts in thousands)
Performance fees receivable	$—	$1,134	$1,134
Other assets	13,893	737	14,630
Liabilities
Accounts payable, accrued expenses and other liabilities	35,360	89	35,449
Equity
Members' deficit	(100,616)	1,782	(98,834)

Medley LLC
Notes to Condensed Consolidated Financial Statements (unaudited)

The following tables present the reconciliation between the Company's reported condensed consolidated statement of operations for the three and nine months ended September 30, 2018 under ASC 606 to what would have been reported under the previous revenue recognition guidance, ASC 605.

	For the three months ended September 30, 2018
	As Reported under ASC 606	Adjustments to reported balances	Balances under ASC 605
Revenues	(Amounts in thousands, except share and per share data)
Management fees	$12,336	$—	$12,336
Performance fees	—	(1,251)	(1,251)
Other revenues and fees	2,769	(691)	2,078
Investment income (loss):
Carried interest	(326)	—	(326)
Other investment loss	(382)	—	(382)
Total Revenues	14,397	(1,942)	12,455

Expenses
Compensation and benefits	6,320	—	6,320
Performance fee compensation	(79)	—	(79)
General, administrative and other expenses	6,244	(658)	5,586
Total Expenses	12,485	(658)	11,827

Other Income (Expense)
Dividend income	962	—	962
Interest expense	(2,717)	—	(2,717)
Other expense, net	2,711	—	2,711
Total Other Expense, Net	956	—	956
Income (loss) before provision for income taxes	2,868	(1,284)	1,584
Provision for income taxes	192	(86)	106
Net Income (Loss)	2,676	(1,198)	1,478
Net loss attributable to redeemable non-controlling interests and non-controlling interests in consolidated subsidiaries	3,866	—	3,866
Net Loss Attributable to Medley LLC	$(1,190)	$(1,198)	$(2,388)

Medley LLC
Notes to Condensed Consolidated Financial Statements (unaudited)

	For the nine months ended September 30, 2018
	As Reported under ASC 606	Adjustments to reported balances	Balances under ASC 605
Revenues	(Amounts in thousands, except share and per share data)
Management fees	$36,386	$—	$36,386
Performance fees	—	(1,853)	(1,853)
Other revenues and fees	8,136	(1,312)	6,824
Investment income (loss):
Carried interest	271	—	271
Other investment loss	(849)	—	(849)
Total Revenues	43,944	(3,165)	40,779

Expenses
Compensation and benefits	21,991	—	21,991
Performance fee compensation	(112)	—	(112)
General, administrative and other expenses	15,095	(1,266)	13,829
Total Expenses	36,974	(1,266)	35,708

Other Income (Expense)
Dividend income	3,351	—	3,351
Interest expense	(8,113)	—	(8,113)
Other expense, net	(11,055)	—	(11,055)
Total Other Expense, Net	(15,817)	—	(15,817)
Loss before provision for income taxes	(8,847)	(1,899)	(10,746)
Provision for income taxes	90	(19)	71
Net Loss	(8,937)	(1,880)	(10,817)
Net loss attributable to redeemable non-controlling interests and non-controlling interests in consolidated subsidiaries	(3,112)	—	(3,112)
Net Loss Attributable to Medley LLC	$(5,825)	$(1,880)	$(7,705)
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

Medley LLC
Notes to Condensed Consolidated Financial Statements (unaudited)

4. INVESTMENTS
Investments consist of the following:

	As of
	September 30, 2018	December 31, 2017
	(Amounts in thousands)
Equity method investments, at fair value	$14,060	$14,136
Investment in shares of MCC, at fair value	29,632	40,491
Investment held at cost less impairment	508	—
Investments of consolidated fund	2,085	2,005
Total investments, at fair value	$46,285	$56,632
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
The Company evaluates its equity method investments for impairment whenever events or changes in circumstances indicate that the carrying amounts of such investments may not be recoverable. There were no impairment losses recorded during the three and nine months ended September 30, 2018 and 2017.
As of September 30, 2018 and December 31, 2017, the Company’s carrying value of its equity method investments was $14.1 million. The Company's equity method investment in shares of Sierra Income Corporation (“SIC” or "Sierra"), a related party, were $7.8 million and $8.5 million as of September 30, 2018 and December 31, 2017, respectively. The remaining balance as of September 30, 2018 and December 31, 2017 relates primarily to the Company’s investments in Medley Opportunity Fund II, LP ("MOF II"), Medley Opportunity Fund III LP (“MOF III”), Medley Opportunity Fund Offshore III LP (“MOF III Offshore”) and Aspect-Medley Investment Platform B LP ("Aspect B").
For performance fees earned which represent a capital allocation to the general partner or investment manager, the Company elected a change in accounting policy and, as of January 1, 2018, accounts for them under the equity method of accounting. In addition, commencing on January 1, 2018, performance fees due to the Company are included as a part of equity method investments within investments, at fair value rather than as a component of performance fees receivable on the Company's condensed consolidated balance sheets. As of September 30, 2018 and December 31, 2017, the balance due to the Company for such performance fees was $0.5 million and $0.2 million, respectively. Revenues associated with these performance fees are classified as carried interest within investment income on the Company's condensed consolidated statements of operations.
The entities in which the Company's investments are accounted for under the equity method are considered to be related parties.
Investments in shares of MCC, at fair value
As of September 30, 2018 and December 31, 2017, the Company held 7,756,938 shares of MCC which are carried at fair value based upon the quoted market price on the exchange on which the shares trade. During the three and nine months ended September 30, 2018, the Company recognized unrealized gains of $2.7 million and unrealized losses of $10.9 million, respectively, which were included as a component of other income (expense), net on the Company’s condensed consolidated statements of operations.
Prior to the adoption of ASU 2016-01 on January 1, 2018, the Company's investment in shares of MCC were classified as available-for-sale securities, with cumulative unrealized gains (losses) recorded in other comprehensive income (loss). During the three and nine months ended September 30, 2017, the Company recorded unrealized losses of $3.0 million and $5.4 million, respectively, as a component of other comprehensive income.
Investment Held at Cost Less Impairment
Effective January 1, 2018, the Company elected to use the measurement alternative provided under ASC 321, Investments- Equity Securities and measure its investment in CK Pearl at cost less impairment, adjusted for observable price changes for an identical or similar investment of the same issuer. The carrying amount of this investment was $0.5 million as of both September 30,

Medley LLC
Notes to Condensed Consolidated Financial Statements (unaudited)

2018 and December 31, 2017. Prior to January 1, 2018, the Company's investment in CK Pearl was accounted for under the equity method. The carrying value of the Company's investment in CK Pearl is determined based on the financial information provided to the Company by the fund manager and the likelihood of recovering the Company's investment in the fund.
Investments of consolidated fund
Medley measures the carrying value of investments held by its consolidated fund at fair value. As of September 30, 2018, investments of consolidated fund consisted of $0.4 million of equity investments and $1.7 million of senior secured loans. As of December 31, 2017, investments of consolidated fund consisted of $0.4 million of equity investments and $1.6 million of senior secured loans Refer to Note 5 "Fair Value Measurements" for additional information.
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

The following tables summarize the fair value hierarchy of the Company's financial assets measured at fair value (in thousands):

	As of September 30, 2018
	Level I	Level II	Level III	Total
Assets
Investments of consolidated fund	$234	$—	$1,851	$2,085
Investment in shares of MCC	29,632	—	—	29,632
Total Assets	$29,866	$—	$1,851	$31,717

	As of December 31, 2017
	Level I	Level II	Level III	Total
Assets
Investments of consolidated fund	$435	$—	$1,570	$2,005
Investment in shares of MCC	40,491	—	—	40,491
Total Assets	$40,926	$—	$1,570	$42,496
Included in investments of consolidated fund as of September 30, 2018 are Level I assets of $0.2 million in equity investments and Level III assets of $1.9 million, which consists of senior secured loans and equity investments. Included in investments of consolidated fund as of December 31, 2017 are Level I assets of $0.4 million in equity investments and Level III assets of $1.6 million, which consists of senior secured loans and preferred equity investments. The significant unobservable inputs used in the fair value measurement of Level III assets of the consolidated fund's investments in senior secured loans include market yields. Significant increases or decreases in market yields in isolation would result in a significantly higher or lower fair value measurement. There were no significant unrealized gains or losses related to the investments of consolidated fund for the three and nine months ended September 30, 2018.
The following is a summary of changes in fair value of the Company's financial assets that have been categorized within Level III of the fair value hierarchy (in thousands):

	Level III Financial Assets as of September 30, 2018
	Balance at December 31, 2017	Purchases	Transfers In or (Out) of Level III	Unrealized Depreciation	Sale of Level III Assets	Balance at September 30, 2018
Investments of consolidated fund	$1,570	492	—	(8)	(203)	$1,851
A review of the fair value hierarchy classifications is conducted on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification for certain financial assets or liabilities. Reclassifications impacting all levels of the fair value hierarchy are reported as transfers in or out of Level I, II or III category as of the beginning of the quarter during which the reclassifications occur. There were no transfers between levels in the fair value hierarchy during the three and nine months ended September 30, 2018.
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

Medley LLC
Notes to Condensed Consolidated Financial Statements (unaudited)

6. OTHER ASSETS
Other assets consist of the following:

	As of
	September 30, 2018	December 31, 2017
	(Amounts in thousands)
Fixed assets, net of accumulated depreciation and amortization of $3,265 and $2,370, respectively	$3,318	$4,160
Security deposits	1,975	1,975
Administrative fees receivable (Note 11)	1,589	1,903
Deferred tax assets, net of valuation allowance of $742 as of September 30, 2018 (Note 13)	3,691	1,926
Due from affiliates (Note 11)	1,369	2,979
Prepaid expenses and taxes	396	1,085
Other assets	1,555	1,465
Total other assets	$13,893	$15,493
7. SENIOR UNSECURED DEBT
The carrying value of the Company’s senior unsecured debt consist of the following:

	As of
	September 30, 2018	December 31, 2017
	(Amounts in thousands)
2026 Notes, net of unamortized discount and debt issuance costs of $3,035 and $3,266, respectively	$50,560	$50,329
2024 Notes, net of unamortized premium and debt issuance costs of $2,132 and $2,437, respectively	66,868	66,563
Total senior unsecured debt	$117,428	$116,892
2026 Notes
On August 9, 2016 and October 18, 2016, the Company issued debt consisting of $53.6 million in aggregate principal amount of senior unsecured notes due 2026 at a stated coupon rate of 6.875% (the "2026 Notes"). The net proceeds from these offerings were used to pay down a portion of the Company's outstanding indebtedness under its Term Loan Facility. Interest is payable quarterly and interest payments commenced on November 15, 2016. The 2026 Notes are subject to redemption in whole or in part at any time or from time to time, at the option of the Company, on or after August 15, 2019 at a redemption price per security equal to 100% of the outstanding principal amount thereof plus accrued and unpaid interest payments. The 2026 notes were recorded net of discount and direct issuance costs of $3.8 million which are being amortized over the term of the notes using the effective interest rate method. The 2026 Notes are listed on the New York Stock Exchange and trades thereon under the trading symbol “MDLX.” The fair value of the 2026 Notes based on their underlying quoted market price was $52.3 million as of September 30, 2018.
Interest expense on the 2026 Notes, including accretion of note discount and amortization of debt issuance costs, was $1.0 million for each of the three months ended September 30, 2018 and 2017, and $3.0 million for each of the nine months ended September 30, 2018 and 2017.
2024 Notes
On January 18, 2017 and February 22, 2017, the Company issued $69.0 million in aggregate principal amount of senior unsecured notes due 2024 at a stated coupon rate of 7.25% (the "2024 Notes"). The net proceeds from these offerings were used to pay down the remaining portion of the Company's outstanding indebtedness under its Term Loan Facility (Note 8) with the remaining to be used for general corporate purposes. Interest is payable quarterly and interest payments commenced on April 30, 2017. The 2024 Notes are subject to redemption in whole or in part at any time or from time to time, at the option of the Company, on or after January 30, 2020 at a redemption price per security equal to 100% of the outstanding principal amount thereof plus accrued and unpaid interest payments. The 2024 notes were recorded net of premium and direct issuance costs of $2.8 million which are being amortized over the term of the notes using the effective interest rate method. The 2024 Notes are listed on the

Medley LLC
Notes to Condensed Consolidated Financial Statements (unaudited)

New York Stock Exchange and trades thereon under the trading symbol “MDLQ.” The fair value of the 2024 Notes based on their underlying quoted market price was $69.2 million as of September 30, 2018.
Interest expense on the 2024 Notes, including amortization of debt premium and debt issuance costs, was $1.4 million for the three months ended September 30, 2018 and 2017, respectively, and $4.1 million and $3.5 million for the nine months ended September 30, 2018 and 2017, respectively.
8. LOANS PAYABLE
Loans payable consist of the following:

	As of
	September 30, 2018	December 31, 2017
	(Amounts in thousands)
Non-recourse promissory notes, net of unamortized discount of $274 and $767, respectively	9,726	9,233
Total loans payable	$9,726	$9,233
CNB Credit Agreement
On August 19, 2014, the Company entered into a $15.0 million senior secured revolving credit facility with City National Bank (as amended, the “Revolving Credit Facility”). The most recent amendment dated September 22, 2017 extended the Revolving Credit Facility maturity date to March 31, 2020 and provides for an incremental facility in an amount up to $10.0 million upon the fulfillment of certain customary conditions, as well as other changes. The Company intends to use any proceeds from borrowings under the Revolving Credit Facility for general corporate purposes, including funding of its working capital needs. Borrowings under the Revolving Credit Facility bear interest, at the option of the Company, either (i) at an Alternate Base Rate, as defined, plus an applicable margin not to exceed 0.25% or (ii) at an Adjusted LIBOR plus an applicable margin not to exceed 2.5%. As of and during the three and nine months ended September 30, 2018, there were no amounts drawn under the Revolving Credit Facility. The capitalized terms below are defined in the Revolving Credit Facility, where applicable.
The Revolving Credit Facility also contains financial covenants that require the Company to maintain a Maximum Net Leverage Ratio, as defined, of not greater than 5.0 to 1.0, a Total Leverage Ratio, as defined, of not greater than 7.0 to 1.0 and Core EBITDA, as defined, of not less than $15.0 million. These ratios are calculated on a trailing twelve months basis and are calculated using the Company’s financial results and include adjustments made to calculate Core EBITDA. Non-compliance with any of the financial or non-financial covenants without cure or waiver would constitute an event of default. In September 2018, the Company requested and received a waiver from City National Bank to exclude the Maximum Net Leverage Ratio covenant with respect to the fiscal periods ending on each of September 30, 2018 and December 31, 2018. The Revolving Credit Facility also contains customary negative covenants and other customary events of default, including defaults based on events of bankruptcy and insolvency, dissolution, nonpayment of principal, interest or fees when due, breach of specified covenants, change in control and material inaccuracy of representations and warranties. As of September 30, 2018, there were no events of default under the Revolving Credit Facility.
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
During the nine months ending September 30, 2017, interest expense under the Term Loan Facility, including accretion of the note discount and amortization of debt issuance costs, as well as the deferred issuance costs associated with the Revolving Credit facility, were $1.5 million. There was no interest expense under the Term Loan Facility for the three months ending September 30, 2017.

Medley LLC
Notes to Condensed Consolidated Financial Statements (unaudited)

Non-Recourse Promissory Notes
In April 2012, the Company borrowed $10.0 million under two non-recourse promissory notes. Proceeds from the borrowings were used to purchase 1,108,033 shares of common stock of SIC, which were pledged as collateral for the obligations. Interest on the notes is paid monthly and is equal to the dividends received by the Company related to the pledged shares. The Company may prepay the notes in whole or in part at any time without penalty and the lenders may call the notes if certain conditions are met. The notes are scheduled to mature in March 2019. The proceeds from the notes were recorded net of issuance costs of $3.8 million and are being accreted, using the effective interest method, over the term of the non-recourse promissory notes. Total interest expense under these notes, including accretion of the notes discount, was $0.3 million for each of the three months ending September 30, 2018 and 2017, respectively, and $1.0 million for each of the nine months ended September 30, 2018 and 2017, respectively. The fair value of the outstanding balance of the notes was $10.0 million as of September 30, 2018 and $10.1 million as of December 31, 2017.
Contractual Maturities of Loans Payable
As of September 30, 2018, $10.0 million of future principal payments will be due, relating to loans payable, during the year ended December 31, 2019.
9. ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER LIABILITIES
Accounts payable, accrued expenses and other liabilities consist of the following:

	As of
	September 30, 2018	December 31, 2017
	(Amounts in thousands)
Accrued compensation and benefits	$3,334	$6,835
Due to affiliates (Note 11)	7,184	7,315
Due to former redeemable non-controlling interest in SIC Advisors LLC (Note 14)	12,275	—
Revenue share payable (Note 10)	3,147	3,841
Accrued interest	1,294	1,294
Professional fees	2,926	825
Deferred rent	2,110	2,506
Deferred tax liabilities (Note 12)	68	92
Performance fee compensation payable	—	111
Accounts payable and other accrued expenses	3,022	1,596
Total accounts payable, accrued expenses and other liabilities	$35,360	$24,415

Medley LLC
Notes to Condensed Consolidated Financial Statements (unaudited)

10. COMMITMENTS AND CONTINGENCIES
Operating Leases
Medley leases office space in New York City and San Francisco under non-cancelable lease agreements that expire at various times through September 2023. Rent expense was $0.6 million for each of the three months ending September 30, 2018 and 2017, and $1.8 million for each of the nine months ending September 30, 2018 and 2017.
As of September 30, 2018 future minimum rental payments under non-cancelable leases are as follows (in thousands):

Remaining in 2018	$676
2019	2,710
2020	2,833
2021	2,430
2022	2,431
Thereafter	1,823
Total future minimum lease payments	$12,903

Consolidation of Business Activities
During the three months ended March 31, 2018, the Company initiated the consolidation of its business activities to its New York office. The Company believes this will enhance operations by consolidating origination, underwriting and asset management operations and personnel in a single location. During the three and nine months ended September 30, 2018, the Company recorded less than $0.1 million and $2.3 million in severance costs, respectively. In addition, the company incurred a $0.1 million loss from subleasing its San Francisco office during the nine months ended September 30, 2018.
Capital Commitments to Funds
As of September 30, 2018 and December 31, 2017, the Company had aggregate unfunded commitments of $0.3 million to certain long-dated private funds.
Other Commitments
In April 2012, the Company entered into an obligation to pay to a third party a fixed percentage of management and incentive fees received by the Company from SIC. The agreement was entered into contemporaneously with the $10.0 million non-recourse promissory notes that were issued to the same parties (Note 8). The two transactions were deemed to be related freestanding contracts and the $10.0 million of loan proceeds were allocated to the contracts using their relative fair values. At inception, the Company recognized an obligation of $4.4 million representing the present value of the future cash flows expected to be paid under this agreement. As of September 30, 2018 and December 31, 2017, this obligation amounted to $3.1 million and $3.8 million, respectively, and is recorded as revenue share payable, a component of accounts payable, accrued expenses and other liabilities on the consolidated balance sheets. The change in the estimated cash flows for this obligation is recorded in other income (expense), net on the consolidated statements of operations.
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

Medley LLC
Notes to Condensed Consolidated Financial Statements (unaudited)

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
Medley LLC, Medley Capital Corporation, Medley Opportunity Fund II LP, Medley Management, Inc., Medley Group, LLC, Brook Taube, and Seth Taube were named as defendants, along with other various parties, in a putative class action lawsuit captioned as Royce Solomon, Jodi Belleci, Michael Littlejohn, and Giulianna Lomaglio v. American Web Loan, Inc., AWL, Inc., Mark Curry, MacFarlane Group, Inc., Sol Partners, Medley Opportunity Fund, II, LP, Medley LLC, Medley Capital Corporation, Medley Management, Inc., Medley Group, LLC, Brook Taube, Seth Taube, DHI Computing Service, Inc., Middlemarch Partners, and John Does 1-100, filed on December 15, 2017 and amended on March 9, 2018, in the United States District Court for the Eastern District of Virginia, Newport News Division, as Case No. 4:17-cv-145 (hereinafter, “Class Action 1”). Medley Opportunity Fund II LP and Medley Capital Corporation were also named as defendants, along with various other parties, in a putative class action lawsuit captioned George Hengle and Lula Williams v. Mark Curry, American Web Loan, Inc., AWL, Inc., Red Stone, Inc., Medley Opportunity Fund II LP, and Medley Capital Corporation, filed February 13, 2018, in the United States District Court, Eastern District of Virginia, Richmond Division, as Case No. 3:18-cv-100 (“Class Action 2”). Medley Opportunity Fund II LP and Medley Capital Corporation were also named as defendants, along with various other parties, in a putative class action lawsuit captioned John Glatt, Sonji Grandy, Heather Ball, Dashawn Hunter, and Michael Corona v. Mark Curry, American Web Loan, Inc., AWL, Inc., Red Stone, Inc., Medley Opportunity Fund II LP, and Medley Capital Corporation, filed August 9, 2018 in the United States District Court, Eastern District of Virginia, Newport News Division, as Case No. 4:18-cv-101 (“Class Action 3”) (together with Class Action 1 and Class Action 2, the “Virginia Class Actions”). Medley Opportunity Fund II LP was also named as a defendant, along with various other parties, in a putative class action lawsuit captioned Christina Williams and Michael Stermel v. Red Stone, Inc. (as successor in interest to MacFarlane Group, Inc.), Medley Opportunity Fund II LP, Mark Curry, Brian McGowan, Vincent Ney, and John Doe entities and individuals, filed June 29, 2018 and amended July 26, 2018, in the United States District Court for the Eastern District of Pennsylvania, as Case No. 2:18-cv-2747 (the “Pennsylvania Class Action”) (together with the Virginia Class Actions, the “Class Action Complaints”). The plaintiffs in the Class Action Complaints filed their putative class actions alleging claims under the Racketeer Influenced and Corrupt Organizations Act, and various other claims arising out of the alleged payday lending activities of American Web Loan. The claims against Medley Opportunity Fund II LP, Medley LLC, Medley Capital Corporation, Medley Management, Inc., Medley Group, LLC, Brook Taube, and Seth Taube (in Class Action 1, as amended); Medley Opportunity Fund II LP and Medley Capital Corporation (in Class Action 2 and Class Action 3); and Medley Opportunity Fund II LP (in the Pennsylvania Class Action), allege that those defendants in each respective action exercised control over, or improperly derived income from, and/or obtained an improper interest in, American Web Loan’s payday lending activities as a result of a loan to American Web Loan. The loan was made by Medley Opportunity Fund II LP in 2011. American Web Loan repaid the loan from Medley Opportunity Fund II LP in full in February of 2015, more than 1 year and 10 months prior to any of the loans allegedly made by American Web Loan to the alleged class plaintiff representatives in Class Action 1. In Class Action 2, the alleged class plaintiff representatives have not alleged when they received any loans from American Web Loan. In Class Action 3, the alleged class plaintiff representatives claim to have received loans from American Web Loan at various times from February 2015 through April 2018. In the Pennsylvania Class Action, the alleged class plaintiff representatives claim to have received loans from American Web Loan in 2017. By orders dated August 7, 2018 and September 17, 2018, the Court presiding over the Virginia Class Actions consolidated those cases for all purposes. On October 12, 2018, Plaintiffs in Class Action 3 filed a notice of voluntary dismissal of their claims, without prejudice, against Medley Opportunity Fund II, LP and Medley Capital Corporation. On October 22, 2018, the parties to Class Action 2 settled. On October 29, 2018, the plaintiffs in Class Action 2 stipulated to the dismissal of their claims against all defendants in Class Action 2 (including Medley Opportunity Fund II LP and Medley Capital Corporation), with prejudice. Medley LLC, Medley Capital Corporation, Medley Management, Inc., Medley Group, LLC, Brook Taube, and Seth Taube never made any loans or provided financing to, or had any other relationship with, American Web Loan. Medley Opportunity Fund II LP, Medley LLC, Medley Capital Corporation, Medley Management, Inc., Medley Group, LLC, Brook Taube, Seth Taube are seeking indemnification from American Web Loan, various affiliates, and other parties with respect to the claims in the Class Action Complaints. Medley Opportunity Fund II LP, Medley LLC, Medley Capital Corporation, Medley Management, Inc., Medley Group, LLC, Brook Taube, and Seth Taube believe the alleged claims in the Class Action Complaints are without merit and they intend to defend these lawsuits vigorously.

Medley LLC
Notes to Condensed Consolidated Financial Statements (unaudited)

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
Total revenues recorded under these agreements for the three and nine months ended September 30, 2018 and 2017 are reflected in the table below:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
	(Amounts in thousands)
MCC Admin Agreement	$791	$860	$2,609	$2,932
SIC Admin Agreement	515	746	1,960	2,335
Funds Admin Agreements	252	305	754	924
Total administrative fees from related parties	$1,558	$1,911	$5,323	$6,191
Amounts due from related parties under these agreements are reflected in the table below:

	As of
	September 30, 2018	December 31, 2017
	(Amounts in thousands)
Amounts due from MCC under the MCC Admin Agreement	$809	$867
Amounts due from SIC under the SIC Admin Agreement	528	696
Amounts due from entities under the Funds Admin Agreements	252	340
Total administrative fees receivable	$1,589	$1,903
Management fee Waiver
During the first quarter of 2018, the Company voluntarily waived $0.4 million in management fees for MCC.
Reimbursement Agreement

In connection with the amended and restated limited liability agreement of Medley LLC, Medley LLC agreed to, at the sole discretion of the managing member, reimburse Medley Management Inc. for all expenses incurred, other than expenses incurred in connection with its income tax obligations. From time to time, the company may also advance funds to Medley Management Inc., to cover its operating needs. For the three and nine months ended September 30, 2018, Company recorded reimbursements of $1.5 million and $2.8 million, respectively, which were recorded as a component of general, administrative and other expenses on the consolidated statements of operations. For the three and nine months ended September 30, 2017, the company recorded

Medley LLC
Notes to Condensed Consolidated Financial Statements (unaudited)

reimbursements of $0.4 million and $1.3 million, which were recorded as a component of general, administrative and other expenses on the consolidated statements of operations. As of September 30, 2018 and December 31, 2017, amounts due to Medley Management Inc. were $0.2 million and $0.6 million, respectively, and was recorded as a component of accounts payable, accrued expenses and other liabilities on the consolidated balance sheet.

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
Exchange Agreement
Prior to the completion of Medley Management Inc.'s IPO, Medley LLC's limited liability agreement was restated among other things, to modify its capital structure by reclassifying the interests held by its existing owners (i.e. the members of Medley prior to the IPO) into the LLC Units. Medley’s existing owners also entered into an exchange agreement under which they (or certain permitted transferees thereof) have the right (subject to the terms of the exchange agreement as described therein), to exchange their LLC Units for shares of Medley Management Inc.’s Class A common stock on a one-for-one basis at fair value, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications.
12. INCOME TAXES
Deferred income taxes reflect the net effect of temporary differences between the tax basis of an asset or liability and its reported amount on the Company’s consolidated balance sheets. These temporary differences result in taxable or deductible amounts in future years. As of September 30, 2018 and December 31, 2017, the Company's deferred tax assets were $3.7 million and $1.9 million, respectively, which consists primarily of temporary differences relating to certain accrued expenses, stock-based compensation, unrealized losses and a tax benefit relating to tax goodwill. Deferred tax liabilities were $0.1 million as of September 30, 2018 and December 31, 2017. The tax provision for deferred income taxes results from temporary differences arising principally from certain accrued expenses, amortization of tax goodwill, deferred rent, stock-based compensation and depreciation.
 The Company’s effective tax rate was 6.6% and 5.0% for the three months ended September 30, 2018 and 2017, respectively, and (1.0)% and 3.2% for the nine months ended September 30, 2018 and 2017, respectively. The quarterly provision for income taxes is determined based on the Company’s estimated full year effective tax rate adjusted by the amount of tax attributable to infrequent or unusual items that are recognized on a discrete basis in the income tax provision in the quarter in which they occur. The Company is only subject to New York City unincorporated business tax attributable to its operations apportioned to New York City.
Interest expense and penalties related to income tax matters are recognized as a component of the provision for income taxes and were not significant during the three and nine months ended September 30, 2018 and 2017. As of and during the nine months ended September 30, 2018 and 2017, there were no uncertain tax positions taken that were not more likely than not to be sustained.
13. COMPENSATION EXPENSE
Compensation generally includes salaries, bonuses, equity and profit sharing awards. Bonuses, equity and profit sharing awards are accrued over the service period to which they relate. Guaranteed payments made to our senior professionals who are members of Medley LLC are recognized as compensation expense. The guaranteed payments to the Company’s Co-Chief Executive Officers are performance based and are periodically set subject to maximums based on the Company’s total assets under management. Such maximums aggregated to $1.3 million during each of the three months ended September 30, 2018 and 2017, and $3.8 million for each of the nine months ended September 30, 2018 and 2017. During the three and nine months ended September 30, 2018 and 2017, neither of the Company’s Co-Chief Executive Officers received any guaranteed payments.

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
During the three and nine months ended September 30, 2018, the Company recorded a reversal of performance fee compensation expense of $0.1 million. The Company recorded a reversal of performance fee compensation of less than $0.1 million and $0.8 million for the three and nine months ended September 30, 2017, respectively. As of December 31, 2017, total performance fee compensation payable for these awards was $0.1 million and is included as a component of accounts payable, accrued expenses and other liabilities on the Company's consolidated balance sheets. There was no liability for these awards as of September 30, 2018.
On November 12, 2018, the Company's board of directors approved the Medley Tactical Opportunities Carried Interest Allocation Plan (the “CI Plan”), pursuant to which certain key employees (each, an “Awardee”) involved in and instrumental to the success of the Company’s Tactical Opportunities (“Tac Ops”) transactions, have been awarded certain carried interest percentage awards (each, a “Carried Interest Percentage”) entitling the Awardee to a specified allocation of the carried interest earned on third party capital in connection with each of the Company’s four respective Tac Ops funds. The Carried Interest Percentages is issued in consideration of services to be rendered, and is intended to constitute a “profits interest” as that term is used in IRS Revenue Procedures 93-27 and 2001-43.
Retirement Plan
The Company sponsors a defined-contribution 401(k) retirement plan that covers all employees. Employees are eligible to participate in the plan immediately, and participants are 100% vested from the date of eligibility. The Company makes contributions to the plan of 3% of an employee’s eligible wages, up to a maximum limit as determined by the Internal Revenue Service. The Company also pays all administrative fees related to the plan. During the three and nine months ended September 30, 2018, the Company's accrued contributions to the plan were $0.1 million and $0.5 million, respectively. The Company's accrued contributions to the plan were $0.1 million and $0.4 million for the three and nine months ended September 30, 2017, respectively. As of September 30, 2018 and December 31, 2017 the Company's outstanding liability to the plan as of each of those dates was $0.5 million.
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

As the grant of these awards are primarily for the benefit of the employees of Medley LLC, stock compensation is recognized in Medley LLC's separate consolidated financial statements through a corresponding credit to members' equity (deficit), representing a capital contribution by Medley Management Inc. For the three and nine months ended September 30, 2018, stock-

Medley LLC
Notes to Condensed Consolidated Financial Statements (unaudited)

based compensation was $1.5 million and $4.1 million, respectively. For the three and nine months ended September 30, 2017, stock based compensation was $1.2 million and $2.0 million, respectively.
14. REDEEMABLE NON-CONTROLLING INTERESTS
Changes in redeemable non-controlling interests during the nine months ended September 30, 2018 and 2017 are reflected in the table below:

	For the Nine Months Ended September 30,
	2018	2017
	(Amounts in thousands)
Beginning balance	$53,741	$30,805
Net (loss) income attributable to redeemable non-controlling interests in consolidated subsidiaries	(3,120)	4,699
Contributions	—	23,000
Distributions	(5,155)	(4,540)
Change in fair value of available-for-sale securities	—	(28)
Fair value adjustment to redeemable non-controlling interest in SIC Advisors LLC	(965)	—
Reclassification of redeemable non-controlling interest in SIC Advisors LLC, including fair value adjustment of $965, to accounts payable, accrued expenses and other liabilities	(12,275)	—
Ending balance	$32,226	$53,936
In January 2016, the Company executed an amendment to SIC Advisors' operating agreement which provided the Company with the right to redeem membership units owned by the minority interest holder. The Company’s redemption right is triggered by the termination of the dealer manager agreement between SIC and SC Distributors LLC ("DMA Termination"), an affiliate of the minority interest holder. As a result of this redemption feature, the Company reclassified the non-controlling interest in SIC Advisors from the equity section to redeemable non-controlling interests in the mezzanine section of the consolidated balance sheet based on its fair value as of the amendment date. The fair value of the non-controlling interest was determined to be $12.2 million on the date of the amendment and was adjusted through a charge to non-controlling interests in Medley LLC. On July 31, 2018, a DMA Termination event occurred and the membership units owned by the minority interest holder were redeemed by Medley. In connection with the DMA Termination, the Company reclassified SIC Advisors' minority interest balance from redeemable non-controlling interests in the mezzanine section of its consolidated balance sheet to accounts payable, accrued expenses and other liabilities based on its fair value as of the DMA Termination date. The fair value of the non-controlling interest was determined to be $12.3 million on the DMA Termination date and was adjusted through a charge to non-controlling interests in Medley LLC. The Company will use the effective interest rate method to accrete the liability to the amount ultimately to be paid. The amount due will be paid in quarterly installments over a four year period. Each quarterly payment shall equal the amount that the minority interest holder would have been allocated had it remained a member, as adjusted, in accordance with SIC Advisors LLC's operating agreement, as amended. On a cumulative basis, the total impact to the statement of operations will be the difference between the fair value of the non-controlling interest on the DMA Termination date and the actual cash payments made to pay down the balance due to the minority interest holder. This amount will be recognized over a period of four years as a component of interest expense.
During the three and nine months ended September 30, 2018, profits allocated to this non-controlling interest was $0.4 million and $2.1 million, respectively, and distributions paid were $0 and $2.3 million, respectively. During the three and nine months ended September 30, 2017, profits allocated to this non-controlling interest was $1.2 million and $3.1 million, respectively, and distributions paid were $1.0 million and $3.1 million, respectively. As of September 30, 2018, there was no balance of redeemable non-controlling interest in SIC Advisors LLC. As of December 31, 2017, the balance of the redeemable non-controlling interest in SIC Advisors LLC was $13.5 million.
On June 3, 2016, the Company entered into a Master Investment Agreement with DB MED Investor I LLC and DB MED Investor II LLC (the ‘‘Investors’’) to invest up to $50.0 million in new and existing Medley managed funds (the ‘‘Joint Venture’’). The Company agreed to contribute up to $10.0 million and an interest in STRF Advisors LLC, the investment advisor to Sierra Total Return Fund, in exchange for common equity interests in the Joint Venture. On June 6, 2017, the Company entered into an amendment to its Master Investment Agreement with the Investors, which provided for, among other things, an increase in the Company’s capital contribution to up to $13.8 million and extended the term of the Joint Venture from seven to ten years. The

Medley LLC
Notes to Condensed Consolidated Financial Statements (unaudited)

Investors agreed to invest up to $40.0 million in exchange for preferred equity interests in the Joint Venture. As of September 30, 2017, the Company and the Investors had fully satisfied their capital contributions. On account of the preferred equity interests, the Investors will receive an 8% preferred distribution, 15% of the Joint Venture’s profits, and all of the profits from the contributed interest in STRF Advisors LLC. Medley has the option, subject to certain conditions, to cause the Joint Venture to redeem the Investors’ interest in exchange for repayment of the outstanding investment amount at the time of redemption, plus certain other considerations. The Investors have the right, after ten years, to redeem their interests in the Joint Venture. As such, the Investors’ interest in the Joint Venture is included as a component of redeemable non-controlling interests on the Company’s consolidated balance sheets and amounted to $32.9 million and $40.6 million as of September 30, 2018 and December 31, 2017, respectively. Total contributions to the Joint Venture amounted to $53.8 million through September 30, 2018 and 2017, and were used to purchase $51.8 million of MCC shares on the open market and seed fund $2.0 million to STRF. During the three and nine months ended September 30, 2018, gains allocated to this non-controlling interest were $2.7 million and losses of $7.3 million, respectively. During the three and nine months ended September 30, 2017, profits allocated to this non-controlling interest was $0.9 million and $1.8 million, respectively. Distributions paid during the three and nine months ended September 30, 2018 were $0.8 million and $2.9 million, respectively. During the three and nine months ended September 30, 2017 distributions were $0.5 million and $1.4 million, respectively.
In October 2016, the Company executed an operating agreement for STRF Advisors LLC which provided the Company with the right to redeem membership units owned by the minority interest holder. The Company’s redemption right is triggered by the termination of the dealer manager agreement between STRF and SC Distributors LLC, an affiliate of the minority interest holder. As a result of this redemption feature, the non-controlling interest in STRF Advisors LLC is classified as in redeemable non-controlling interests in the mezzanine section of the balance sheet. During the three and nine months ended September 30, 2018, net losses allocated to this redeemable non-controlling interest was $0.1 million and $0.3 million, respectively. As of September 30, 2018 and December 31, 2017, the balance of the redeemable non-controlling interest in STRF Advisors LLC was $(0.7) million and $(0.4) million, respectively.
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

Medley LLC
Notes to Condensed Consolidated Financial Statements (unaudited)

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
16. SUBSEQUENT EVENTS
Management has evaluated subsequent events through the date of issuance of the condensed consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the condensed consolidated financial statements as of and for the three and nine months ended September 30, 2018.

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

•	Permanent capital vehicles: MCC, SIC and STRF, have a total AUM of $2.0 billion as of September 30, 2018.

•	Long-dated private funds and SMAs: MOF II, MOF III, MOF III Offshore, MCOF, Aspect, Aspect B, MCC JV, SIC JV and SMAs, have a total AUM of $2.8 billion as of September 30, 2018.
As of September 30, 2018, we had $4.8 billion of AUM, $2.0 billion in permanent capital vehicles and $2.8 billion in long-dated private funds and SMAs. Our AUM as of September 30, 2018 declined by 9% year over year which was driven primarily by the termination of MCC's revolver commitment with ING, distributions and changes in fund values. Our compounded annual AUM growth rate from December 31, 2010 through September 30, 2018 was 22% and our compounded annual Fee Earning AUM growth rate was 16%, both of which have been driven in large part by the growth in our permanent capital vehicles. As of September 30, 2018, we had $2.9 billion of Fee Earning AUM which consisted of $1.8 billion in permanent capital vehicles and $1.1 billion in long-dated private funds and SMAs. Typically the investment periods of our institutional commitments range from 18 to 24 months and we expect our Fee Earning AUM to increase as capital commitments included in AUM are invested.
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
Direct origination, careful structuring and active monitoring of the loan portfolios we manage are important success factors in our business, which can be adversely affected by difficult market and political conditions. Since our inception in 2006, we have adhered to a disciplined investment process that employs these principles with the goal of delivering strong risk-adjusted investment returns while protecting investor capital. We believe that our ability to directly originate, structure and lead deals enables us to achieve these goals. In addition, the loans we manage generally have a contractual maturity of between three and seven years and are typically floating rate, which we believe positions our business well for rising interest rates.
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

For the three and nine months ended September 30, 2018, 83% of our revenues were generated from management fees and carried interest derived primarily from net interest income on senior secured loans.
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

Medley LLC Reorganization

In connection with the initial public offering (“IPO”) of Medley Management Inc., Medley LLC amended and restated its limited liability agreement to modify its capital structure by reclassifying the 23,333,333 interests held by the pre-IPO members into a single new class of units. The pre-IPO members also entered into an exchange agreement under which they (or certain permitted transferees thereof) have the right, subject to the terms of the exchange agreement, to exchange their LLC Units for shares of Medley Management Inc.’s Class A common stock on a one-for-one basis, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications. In addition, pursuant to the amended and restated limited liability agreement, Medley Management Inc. became the sole managing member of Medley LLC. Medley Management Inc. is controlled by the pre-IPO owners. The pre-IPO owners, are, subject to limited exceptions, prohibited from transferring any LLC Units held by them or any shares of Class Acommon stock received upon exchange of such LLC Units, until the third anniversary of the date of the closing of the IPO of Medley Management Inc. without the consent of the managing member. Thereafter and prior to the fourth and fifth anniversaries of the closing of the IPO of Medley Management Inc., such holders may not transfer more than 33 1/3% and 66 2/3%, respectively, of the number of LLC Units held by them, together with the number of any shares of Class A common stock received by them upon exchange therefore, without the consent of the managing member.
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

Medley Group LLC, an entity wholly-owned by the pre-IPO owners, holds all 100 issued and outstanding shares of Medley Management Inc.'s Class B common stock. For so long as the pre-IPO owners and then-current Medley personnel hold at least

10% of the aggregate number of shares of Class Acommon stock and LLC Units (excluding those LLC Units held by Medley Management Inc.), which we refer to as the “Substantial Ownership Requirement,” the Class B common stock entitles Medley Group LLC, without regard to the number of shares of Class B common stock held by it, to a number of votes that is equal to 10 times the aggregate number of LLC Units held by all non-managing members of Medley LLC that do not themselves hold shares of Class B common stock and entitle each other holder of Class B common stock, without regard to the number of shares of Class B common stock held by such other holder, to a number of votes that is equal to 10 times the number of LLC Units held by such holder. For purposes of calculating the Substantial Ownership Requirement, (1) shares of Class A common stock deliverable to our pre-IPO owners and then-current Medley personnel pursuant to outstanding equity awards will be deemed then outstanding and (2) shares of Class A common stock and LLC Units held by any estate, trust, partnership or limited liability company or other similar entity of which any pre-IPO owner or then-current Medley personnel, or any immediate family member thereof, is a trustee, partner, member or similar party will be considered held by such pre-IPO owner or other then-current Medley personnel. From and after the time that the Substantial Ownership Requirement is no longer satisfied, the Class B common stock will entitle Medley Group LLC, without regard to the number of shares of Class B common stock held by it, to a number of votes that is equal to the aggregate number of LLC Units held by all non-managing members of Medley LLC that do not themselves hold shares of Class B common stock and entitle each other holder of Class B common stock, without regard to the number of shares of Class B common stock held by such other holder, to a number of votes that is equal to the number of LLC Units held by such holder. At the completion of our IPO, our pre-IPO owners were comprised of all of the non-managing members of Medley LLC. However, Medley LLC may in the future admit additional nonmanaging members that would not constitute pre-IPO owners. If at any time the ratio at which LLC Units are exchangeable for shares of our Class A common stock changes from one-for-one as set forth in the Exchange Agreement, the number of votes to which Class B common stockholders are entitled will be adjusted accordingly. Holders of shares of our Class B common stock will vote together with holders of our Class A common stock as a single class on all matters on which stockholders are entitled to vote generally, except as otherwise required by law.

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

The diagram below depicts our organizational structure (excluding those operating subsidiaries with no material operations or assets) as of November 6, 2018:

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

(2)
If our pre-IPO owners exchanged all of their vested LLC Units for shares of Class A common stock, they would hold 81.4% of the outstanding shares of Class A common stock, entitling them to an equivalent percentage of economic interests and voting power in Medley Management Inc., Medley Group LLC would hold no voting power or economic interests in Medley Management Inc. and Medley Management Inc. would hold 100% of outstanding LLC Units and 100% of the voting power in Medley LLC.

(3)	Medley LLC holds 96.5% of the Class B economic interests in Medley (Aspect) Management LLC.

(4)
Medley LLC holds 100% of the outstanding Common Interest, and DB MED Investor I LLC holds 100% of the outstanding Preferred Interest in each of Medley Seed Funding I LLC and Medley Seed Funding II LLC.

(5)
Medley Seed Funding III LLC holds 100% of the senior preferred interest, Strategic Capital Advisory Services, LLC holds 100% of the junior preferred interest, and Medley LLC holds 100% of the common interest in STRF Advisors LLC.

(6)	Medley LLC holds 95.5% of the Class B economic interests in MCOF Management LLC.

(7)	Medley LLC holds 100% of the outstanding Common Interest, and DB MED Investor II LLC holds 100% of the outstanding Preferred Interest in Medley Seed Funding III LLC.

(8)	Medley GP Holdings LLC holds 95.5% of the Class B economic interests in MCOF GP LLC.

(9)
Certain employees, former employees and former members of Medley LLC hold approximately 40% of the limited liability company interests in MOF II GP LLC, the entity that serves as general partner of MOF II, entitling the holders to share the performance fees earned from MOF II.

(10)	Medley GP Holdings LLC holds 96.5% of the Class B economic interests in Medley (Aspect) GP LLC.

Agreement and Plan of Merger
On August 9, 2018 MDLY entered into a definitive agreement to merge with Sierra Income Corporation ("Sierra" or "SIC"). Pursuant to the Agreement and Plan of Merger by and among MDLY, Sierra and Sierra Management Inc., a newly formed Delaware corporation (“Merger Sub”), the Company will merge with and into Merger Sub, and the Company’s existing asset management business will continue to operate as a wholly owned subsidiary of Sierra. MDLY’s Class A stockholders will receive 0.3836 shares of Sierra’s common stock, $3.44 per share of cash consideration and $0.65 per share in special cash dividends for each share of Class A common stock held by them. Medley LLC unitholders will convert their units into shares of Class A common stock and will receive 0.3836 shares of Sierra’s common stock, $3.44 per share of cash consideration and $0.35 per share in a special cash dividend for each share of Class A common stock held by them.

Simultaneously, pursuant to the Agreement and Plan of Merger by and between Medley Capital Corporation ("MCC") and Sierra, MCC will merge with and into SIC, with SIC as the surviving entity. MCC shareholders will receive 0.805 shares of the Sierra’s common stock for each share of MCC common stock they hold.

As a condition to closing, Sierra’s common stock will be listed to trade on the New York Stock Exchange. The mergers are cross conditioned upon each other and are subject to approval by the shareholders of MDLY, MCC and Sierra, regulators, including the SEC, other customary closing conditions and third party consents. While there can be no assurances as to the exact timing, or that the merger will be completed at all, the Company expects the merger to be completed as early as the first quarter of 2019.

Transaction expenses, primarily consisting of professional fees, related to the pending merger are included in general, administrative and other expenses and were approximately $2.1 million and $3.9 million for the three and nine months ended September 30, 2018, respectively.

For additional information related to the merger, please refer to MDLY's transaction statement on Schedule 13E-3 filed with the SEC on November 7, 2018 and Preliminary Joint Proxy Statement/Prospectus of Sierra Income Corporation on Form N-14 filed with the SEC on November 7, 2018.
Trends Affecting Our Business
Our results of operations, including the fair value of our AUM, are affected by a variety of factors, including conditions in the global financial markets as well as economic and political environments, particularly in the U.S.
During the nine months ended September 30, 2018, the domestic economy exhibited continued growth, and key financial market indicators generated positive readings. Coincident with improving economic growth, LIBOR rates have increased, while credit spreads have tightened. Across the lending spectrum, year over year loan issuance has increased, driven by several factors, including robust merger and acquisition activity, as well as significant refinance activity. Our platform provides us the ability to lend across the capital structure and at varying interest rates providing our firm access to a larger borrower subset over time.
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
Carried interest received in prior periods may be required to be returned by us in future periods if the funds’ investment performance declines below certain levels. Each fund is considered separately in this regard and, for a given fund, carried interest can never be negative over the life of a fund. If upon a hypothetical liquidation of a fund’s investments, at their then current fair values, previously recognized and distributed carried interest would be required to be returned, a liability is established for the potential clawback obligation. As of September 30, 2018, we have not received any carried interest distributions, except for tax distributions related to our allocation of net income, which included an allocation of carried interest. Pursuant to the organizational documents of each respective fund, a portion of these tax distributions may be subject to clawback. As of September 30, 2018, we have accrued $7.2 million for clawback obligations that would need to be paid if the funds were liquidated at fair value as of the end of the reporting period. Our actual obligation, however, would not become payable or realized until the end of a fund’s life.
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
Guaranteed payments made to our senior professionals who are members of Medley LLC are recognized as compensation expense. The guaranteed payments to our Co-Chief Executive Officers are performance based and periodically set subject to maximums based on our total assets under management. Such maximums aggregated to $0.6 million for each of the Co-Chief Executive Officers for the three months ending September 30, 2018 and 2017 and $1.9 million for the nine months ending September 30, 2018 and 2017. During the three and nine months ending September 30, 2018 and 2017, neither of our Co-Chief Executive Officers received any guaranteed payments.
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
Provision for Income Taxes. Medley Management Inc. is subject to U.S. federal, state and local corporate income taxes on its allocable portion of taxable income from Medley LLC at prevailing corporate tax rates. Medley LLC and its subsidiaries are not subject to U.S. federal, state and local corporate income taxes since all of its income or losses are passed through to its members. However, Medley LLC and its subsidiaries are subject to New York City’s unincorporated business tax on its taxable income allocated to New York City. Our effective income tax rate is dependent on many factors, including the impact of nondeductible items, the need for or changes in the valuation allowance on deferred tax assets, and a rate benefit attributable to the fact that a portion of our earnings are not subject to corporate level taxes.
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
On December 22, 2017, the U.S. government enacted the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act includes significant changes to the U.S. corporate income tax system including: a federal corporate rate reduction from 34% to 21%; limitations on the deductibility of interest expense and executive compensation; and the transition of U.S. international taxation from a worldwide tax system to a modified territorial tax system. Changes under the Tax Act were effective for us as of January 1, 2018.
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

Managing Business Performance
Non-GAAP Financial Information
In addition to analyzing our results on a GAAP basis, management also makes operating decisions and assesses business performance based on the financial and operating metrics and data that are presented without the consolidation of any fund(s). Core Net Income, Core EBITDA, and Core Net Income Margin are non-GAAP financial measures that are used by management to assess the performance of our business. There are limitations associated with the use of non-GAAP financial measures as compared to the use of the most directly comparable U.S. GAAP financial measure and these measures supplement and should be considered in addition to and not in lieu of the results of operations discussed further under "Results of Operations,’’ which are prepared in accordance with U.S. GAAP. Furthermore, such measures may be inconsistent with measures presented by other companies. For a reconciliation of these measures to the most comparable measure in accordance with U.S. GAAP, see "Reconciliation of Certain Non-GAAP Performance Measures to Consolidated U.S. GAAP Financial Measures.’’
Core Net Income. Core Net Income is an income measure that is used by management to assess the performance of our business through the removal of non-core items, as well as non-recurring expenses associated with our IPO. It is calculated by adjusting net income attributable to Medley LLC to exclude reimbursable expenses associated with the launch of funds, amortization of stock-based compensation expense associated with grants of restricted stock units at the time of MDLY's IPO, other non-core items and the income tax impact of these adjustments.
Core Earnings Before Interest, Income Taxes, Depreciation and Amortization (Core EBITDA). Core EBITDA is an income measure also used by management to assess the performance of our business. Core EBITDA is calculated as Core Net Income before interest expense, income taxes, depreciation and amortization.
Key Performance Indicators
When we review our performance we focus on the indicators described below:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
	(Amounts in thousands, except AUM, share and per share amounts)
Consolidated Financial Data:
Net (loss) income attributable to Medley LLC	$(1,190)	$3,022	$(5,825)	$10,949

Non-GAAP Data:
Core Net Income	$2,375	$4,348	$6,712	$14,429
Core EBITDA	$5,582	$7,592	$15,941	$23,737

Other Data (at period end, in millions):
AUM	$4,796	$5,296	$4,796	$5,296
Fee Earning AUM	$2,891	$3,241	$2,891	$3,241

AUM
AUM refers to the assets of our funds. We view AUM as a metric to measure our investment and fundraising performance as it reflects assets generally at fair value plus available uncalled capital. For our funds, our AUM equals the sum of the following:

•	Gross asset values or NAV of such funds;

•	the drawn and undrawn debt (at the fund-level, including amounts subject to restrictions); and

•	uncalled committed capital (including commitments to funds that have yet to commence their investment periods).

The table below provides the roll forward of AUM for the three months ending September 30, 2018.

				% of AUM
	Permanent Capital Vehicles	Long-dated Private Funds and SMAs	Total	Permanent Capital Vehicles	Long-dated Private Funds and SMAs
	(Dollars in millions)
Ending balance, June 30, 2018	$2,192	$2,844	$5,036	44%	56%
Commitments (1)	(162)	40	(122)
Distributions (2)	(21)	(39)	(60)
Change in fund value (3)	(34)	(24)	(58)
Ending balance, September 30, 2018	$1,975	$2,821	$4,796	41%	59%

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
AUM was $4.8 billion as of September 30, 2018 compared to $5.0 billion of AUM as of June 30, 2018. Our permanent capital vehicles decreased by $217.0 million as of September 30, 2018, primarily due to the termination of MCC's revolver commitment with ING. Our long-dated private funds and SMAs decreased AUM by $23.0 million.
The table below provides the roll forward of AUM for the nine months ending September 30, 2018.

				% of AUM
	Permanent Capital Vehicles	Long-dated Private Funds and SMAs	Total	Permanent Capital Vehicles	Long-dated Private Funds and SMAs
	(Dollars in millions)
Ending balance, December 31, 2017	$2,337	$2,861	$5,198	45%	55%
Commitments (1)	(203)	115	(88)
Distributions (2)	(66)	(114)	(180)
Change in fund value (3)	(93)	(41)	(134)
Ending balance, September 30, 2018	$1,975	$2,821	$4,796	41%	59%

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
AUM was $4.8 billion as of September 30, 2018 compared to $5.2 billion of AUM as of December 31, 2017. Our permanent capital vehicles decreased by $362.0 million as of September 30, 2018, primarily due to the termination of MCC's revolver commitment with ING. Our long-dated private funds and SMAs decreased AUM by $40.0 million.
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
Components of Fee Earning AUM

	As of
	September 30, 2018	December 31, 2017
	(Amounts in millions)
Fee earning AUM based on gross asset value	$1,814	$2,090
Fee earning AUM based on capital commitments	20	126
Fee earning AUM based on invested capital or NAV	1,057	942
Total fee earning AUM	$2,891	$3,158

As of September 30, 2018, fee earning AUM based on gross asset value decreased by $276.0 million, compared to December 31, 2017. The decrease in fee earning AUM based on gross asset value was primarily due to a decrease in the gross asset fair values and a decrease in leverage in the permanent capital vehicles.
As of September 30, 2018, fee earning AUM based on capital commitments decreased $106.0 million compared to December 31, 2017. The decrease in fee earning AUM based on capital commitments was due to one of our long-dated funds, whose fee earning AUM was based on its capital commitments during its investment period, exiting its investment period.
As of September 30, 2018, fee earning AUM based on invested capital or NAV increased by $115.0 million, or 12%, compared to December 31, 2017. The increase in fee earning AUM based on invested capital or NAV was due to one of our long-dated funds, whose fee earning AUM was previously based on its capital commitments during its investment period, is now based on invested capital.
The table below presents the roll forward of fee earning AUM for the three months ended September 30, 2018.

				% of Fee Earning AUM
	Permanent Capital Vehicles	Long-dated Private Funds and SMAs	Total	Permanent Capital Vehicles	Long-dated Private Funds and SMAs
	(Dollars in millions)
Ending Balance, June 30, 2018	$1,896	$1,064	$2,960	64%	36%
Commitments (1)	(27)	60	33
Distributions (2)	(21)	(12)	(33)
Change in fund value (3)	(34)	(35)	(69)
Ending Balance, September 30, 2018	$1,814	$1,077	$2,891	63%	37%

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
Total fee earning AUM decreased by $69.0 million, or 2%, to $2.9 billion as of September 30, 2018 compared to June 30, 2018, primarily due to changes in fund value.
The table below presents the roll forward of fee earning AUM for the nine months ended September 30, 2018.

				% of Fee Earning AUM
	Permanent Capital Vehicles	Long-dated Private Funds and SMAs	Total	Permanent Capital Vehicles	Long-dated Private Funds and SMAs
	(Dollars in millions)
Ending balance, December 31, 2017	$2,090	$1,068	$3,158	66%	34%
Commitments (1)	(116)	214	98
Distributions (2)	(66)	(100)	(166)
Change in fund value (3)	(94)	(105)	(199)
Ending Balance, September 30, 2018	$1,814	$1,077	$2,891	63%	37%

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
Total fee earning AUM decreased by $267.0 million, or 8%, to $2.9 billion as of September 30, 2018 compared to December 31, 2017, primarily due to changes in fund value and distributions.

Returns
The following section sets forth historical performance for our active funds.
Sierra Income Corporation (SIC)
We launched SIC, our first public non-traded permanent capital vehicle, in April 2012. SIC primarily focuses on direct lending to middle market borrowers in the United States. Since inception, we have provided capital for a total of 391 investments and have invested a total of $2.3 billion. As of September 30, 2018, the fee earning AUM was $1.1 billion. The performance for SIC as of September 30, 2018 is summarized below:

Annualized Net Total Return(1):	4.7%
Annualized Realized Losses on Invested Capital:	1.4%
Average Recovery(3):	61.7%

Medley Capital Corporation (MCC)
We launched MCC, our first permanent capital vehicle in January 2011. MCC primarily focuses on direct lending to private middle market borrowers in the United States. Since inception, we have provided capital for a total of 230 investments and have invested a total of $2.2 billion. As of September 30, 2018, excluding Medley SBIC LP, the fee earning AUM was $530 million. The performance for MCC as of September 30, 2018 is summarized below:

Annualized Net Total Return(2):	1.6%
Annualized Realized Losses on Invested Capital:	2.8%
Average Recovery(3):	41.2%
Medley SBIC LP (Medley SBIC)
We launched Medley SBIC in March 2013 as a wholly owned subsidiary of MCC. Medley SBIC lends to smaller middle market private borrowers that we otherwise would not target in our other funds, primarily due to size. Since inception, we have provided capital for a total of 49 investments and have invested a total of $472 million. As of September 30, 2018, the fee earning AUM was $212 million. The performance for Medley SBIC fund as of September 30, 2018 is summarized below:

Gross Portfolio Internal Rate of Return(4):	10.0%
Net Investor Internal Rate of Return(5):	5.6%
Annualized Realized Losses on Invested Capital:	1.8%
Average Recovery:	26.3%
Medley Opportunity Fund II LP (MOF II)
MOF II is a long-dated private investment fund that we launched in December 2010. MOF II lends to middle market private borrowers, with a focus on providing senior secured loans. Since inception, we have provided capital for a total of 86 investments and have invested a total of $963 million. As of September 30, 2018, the fee earning AUM was $225 million. MOF II is currently fully invested and actively managing its assets. The performance for MOF II as of September 30, 2018, is summarized below:

Gross Portfolio Internal Rate of Return(4):	8.3%
Net Investor Internal Rate of Return(6):	4.1%
Annualized Realized Losses on Invested Capital:	2.4%
Average Recovery(3):	36.7%
Medley Opportunity Fund III LP (MOF III)
MOF III is a long-dated private investment fund that we launched in December 2014. MOF III lends to middle market private borrowers in the U.S., with a focus on providing senior secured loans. Since inception, we have provided capital for a total of 45 investments and have invested a total of $203 million. As of September 30, 2018, the fee earning AUM was $114 million. The performance for MOF III as of September 30, 2018 is summarized below:

Gross Portfolio Internal Rate of Return(4):	10.5%
Net Investor Internal Rate of Return(6):	5.8%
Annualized Realized Losses on Invested Capital:	—%
Average Recovery:	N/A
Other Long-Dated Private Funds and Permanent Capital Vehicles
We launched Sierra Total Return Fund (“STRF”), a public non-traded permanent capital vehicle, in June 2017. The Fund seeks to provide a total return through a combination of current income and long-term capital appreciation by investing in a portfolio of debt securities and fixed-income related equity securities.

We launched Medley Opportunity Fund Offshore III LP (“MOF III Offshore”) in May 2017. MOF III Offshore invests in senior secured loans made to middle market private borrowers in the US.

We launched Aspect-Medley Investment Platform A LP (“Aspect”) in November 2016 and Aspect-Medley Investment Platform B LP (“Aspect-B”) in May 2018 to meet the current demand for equity capital solutions in the traditional corporate debt-backed collateralized loan obligation (“CLO”) market. Its investment objective is to generate current income, and also to generate capital appreciation through investing in CLO equity, as well as, equity and junior debt tranches trading in the secondary market.

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
The performance of STRF, MOF III Offshore, Aspect, and MCOF as of September 30, 2018 is not meaningful given the funds' limited operations and capital invested to date.
Separately Managed Accounts (SMAs)
In the case of our separately managed accounts, the investor, rather than us, may control the assets or investment vehicle that holds or has custody of the related investments. Certain subsidiaries of Medley LLC serve as the investment adviser for our SMAs. Since inception, we have provided capital for a total of 211 investments and have invested a total of $1.2 billion. As of September 30, 2018, the fee earning AUM in our SMAs was $614 million. The aggregate performance of our SMAs as of September 30, 2018, is summarized below:

Gross Portfolio Internal Rate of Return(4):	7.6%
Net Investor Internal Rate of Return(7):	6.2%
Annualized Realized Losses on Invested Capital:	1.9%
Average Recovery(3):	34.4%

(1)
Annualized Net Total Return for SIC represents the annualized return assuming an investment at the initial public offering price, reinvestments of all dividends and distributions at prices obtained under SIC’s dividend reinvestment plan and selling at the NAV as of the measurement date.

(2)
Annual Net Total Return for MCC, including Medley SBIC, represents the annualized return assuming an investment at the initial public offering price, reinvestments of all dividends and distributions at prices obtained under MCC's dividend reinvestment plan and selling at NAV as of the measurement date.

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

(4)
For Medley SBIC, MOF II, MOF III, and SMAs, the Gross Internal Rate of Return represents the cumulative investment performance from inception of each respective fund through September 30, 2018. The Gross Internal Rate of Return includes both realized and unrealized investments and excludes the impact of base management fees, incentive fees and other fund related expenses. For realized investments, the investment returns were calculated based on the actual cash outflows and inflows for each respective investment and include all interest, principal and fee note repayments, dividends and transactions fees, if applicable. For unrealized investments, the investment returns were calculated based on the actual cash outflows and inflows for each respective investment and include all interest, principal and fee note repayments, dividends and transactions fees, if applicable. The investment return assumes that the remaining unrealized portion of the investment is realized at the investment’s most recent fair value, as calculated in accordance with GAAP. There can be no assurance that the investments will be realized at these fair values and actual results may differ significantly.

(5)
Earnings from Medley SBIC are paid to MCC. The Net Internal Rate of Return for Medley SBIC was calculated based upon i) the actual cash contribution and distributions to/from MCC and Medley SBIC ii) an allocable portion of MCC’s management and incentive fees and general fund related expenses and iii) assumes the NAV as of the measurement date is distributed to MCC. As of September 30, 2018, Medley SBIC Net Internal Rate of Return as described above assuming only the inclusion of management fees was 13.6%.

(6)
Net Internal Rate of Return for MOF II and MOF III was calculated net of all management fees and carried interest allocation since inception and was computed based on the actual dates of capital contributions and the ending aggregate partners’ capital at the end of the period.

(7)
Net Internal Rate of Return for our SMAs was calculated using the Gross Internal Rate of Return, as described in note 4, and includes the actual management fees, incentive fees and general fund related expenses.

Results of Operations
The following table and discussion sets forth information regarding our condensed consolidated results of operations for the three and nine months ended September 30, 2018 and 2017. The unaudited condensed consolidated financial statements of Medley have been prepared on substantially the same basis for all historical periods presented.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
	(Amounts in thousands, except AUM data)
Revenues
Management fees (includes Part I incentive fees of $447, $1,393, $447 and $1,937, respectively)	$12,336	$14,838	$36,386	$41,934
Performance fees	—	(167)	—	(1,984)
Other revenues and fees	2,769	2,016	8,136	7,004
Investment income:
Carried interest	(326)	(34)	271	139
Other investment income	(382)	(91)	(849)	(101)
Total Revenues	14,397	16,562	43,944	46,992

Expenses
Compensation and benefits	6,320	6,382	21,991	17,881
Performance fee compensation	(79)	(14)	(112)	(845)
General, administrative and other expenses	6,244	3,510	15,095	8,932
Total Expenses	12,485	9,878	36,974	25,968

Other Income (Expense)
Dividend income	962	1,428	3,351	2,896
Interest expense	(2,717)	(2,718)	(8,113)	(9,131)
Other income (expense), net	2,711	(192)	(11,055)	1,399
Total Other Income (Expense), Net	956	(1,482)	(15,817)	(4,836)
Income (loss) before income taxes	2,868	5,202	(8,847)	16,188
Provision for income taxes	192	263	90	1,493
Net Income (Loss)	2,676	4,939	(8,937)	14,695
Net income (loss) attributable to redeemable non-controlling interests and non-controlling interests in consolidated subsidiaries	3,866	1,917	(3,112)	4,709
Net (Loss) Income Attributable to Medley LLC	$(1,190)	$3,022	$(5,825)	$9,986

Other data (at period end, in millions):
AUM	$4,796	$5,296	$4,796	$5,296
Fee earning AUM	$2,891	$3,241	$2,891	$3,241

Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017
Revenues
Management Fees. Total management fees decreased by $2.5 million, or 17%, to $12.3 million during the three months ended September 30, 2018 compared to the three months ended September 30, 2017.

•
Our management fees from permanent capital vehicles decreased by $2.5 million during the three months ended September 30, 2018 compared to the same period in 2017. The decrease was primarily due to lower base management fees from both SIC and MCC as a result of a decrease in fee earning assets under management.

•	Our management fees from long-dated private funds and SMAs were relatively consistent during the three months ended September 30, 2018, compared to the same period in 2017.
Performance Fees. We did not recognize any performance fees during the three months ended September 30, 2018 compared to a reversal of performance fees of $0.2 million during the same period 2017. As a result of the adoption of the new revenue recognition standard on January 1, 2018, we did not recognize any performance fees in 2018 as we determined that it was not probable that a significant reversal of such fees would not occur in the future.
Other Revenues and Fees. Other revenues and fees increased by $0.8 million to $2.8 million during the three months ended September 30, 2018 compared to the same period in 2017. The increase was primarily due to reimbursable origination and deal related expenses which were recognized in 2018 as a result of the adoption of the new revenue recognition standard on January 1, 2018. Depending on whether the Company is acting as the principal or as an agent, certain reimbursable expenses that were previously recorded net are now presented on a gross basis on the Company's condensed consolidated statements of operations (See Note 2 to the Condensed Consolidated Financial Statements).
Investment Income. Investment income decreased by approximately $0.6 million to a loss of $0.7 million during the three months ended September 30, 2018 compared to the same period in 2017. The decrease was primarily due to lower carried interest from our private long dated funds and unrealized losses from our equity method investments.
Expenses
Compensation and Benefits. Compensation and benefits expenses of $6.3 million for the three months ended September 30, 2018 remained relatively consistent with the comparative period in 2017.
Performance Fee Compensation. Performance fee compensation remained relatively consistent and was less than $0.1 million during each of the three months ended September 30, 2018 and 2017.
General, Administrative and Other Expenses. General, administrative and other expenses increased by $2.7 million to $6.2 million during the three months ended September 30, 2018 compared to the same period in 2017. The increase was primarily due to a $2.9 million increase in professional fees. The increase in professional fees was attributed to fees incurred in connection with the our pending merger with SIC.
Other Income (Expense)
Dividend Income. Dividend income decreased by 0.5 million to $1.0 million during the three months ended September 30, 2018 compared to the same period in 2017. The decrease was primarily due to a reduction in dividend income from our investment in MCC shares.
Interest Expense. Interest expense remained consistent at $2.7 million during the three months ended September 30, 2018 compared to the same period in 2017.
Other Income (Expenses), net. Other income (expenses), net increased by $2.9 million to $2.7 million during the three months ended September 30, 2018 compared to the same period in 2017. The increase was due to a $2.7 million unrealized gain related to our investment in shares of MCC.
Provision for Income Taxes
Our effective income tax rate was 6.7% and 5.1% for the three months ended September 30, 2018 and 2017, respectively. Our tax rate is affected by recurring items, such as permanent differences and income allocated to certain redeemable non-controlling interests which is not subject to New York City's unincorporated business tax. Our effective tax rate is also impacted by discrete items that may occur in any given period, but are not consistent from period to period. The increase in our effective tax rate is attributed primarily to losses allocated to redeemable non-controlling interests that are not subject to income taxes which results in no tax benefit being recorded in our provision and a return to provision true up of the 2017 income tax provision.

Redeemable Non-Controlling Interests and Non-Controlling Interests in Consolidated Subsidiaries
Net income attributable to redeemable non-controlling interests and non-controlling interests in consolidated subsidiaries increased by $1.9 million to $3.9 million for the three months ended September 30, 2018 compared to the same period in 2017. The increase was primarily due to the allocation of an unrealized gain on shares of MCC to DB MED Investor I LLC, a third party, based on its preferred ownership interests held in one of our consolidated subsidiaries.
Nine Months Ended September 30, 2018 Compared to the Nine Months Ended September 30, 2017
Revenues
Management Fees. Total management fees decreased by $5.5 million, or 13%, to $36.4 million during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017.

•
Our management fees from permanent capital vehicles decreased by $5.9 million during the nine months ended September 30, 2018 compared to the same period in 2017. The decrease was primarily due to lower base management fees from both SIC and MCC as a result of a decrease in fee earning assets under management.

•	Our management fees from long-dated private funds and SMAs increased by $0.4 million to $11.1 million during the nine months ended September 30, 2018, compared to the same period in 2017.
Performance Fees. We did not recognize any performance fees during the nine months ended September 30, 2018 compared to a reversal of $2.0 million of performance fees during the same period in 2017. As a result of the adoption of the new revenue recognition standard on January 1, 2018, we did not recognize any performance fees in 2018 as we determined that it was not probable that a significant reversal of such fees would not occur in the future. The reversal of previously recognized performance fees in 2017 was a result of declines in the underlying fund values of our SMAs.
Other Revenues and Fees. Other revenues and fees increased by $1.1 million to $8.1 million for the nine months ended September 30, 2018 compared to the same period in 2017. The increase was primarily due to reimbursable origination and deal expenses which were recognized in 2018 as a result of the adoption of the new revenue recognition standard on January 1, 2018. Depending on whether the Company is acting as the principal or as an agent, certain reimbursable expenses that were previously recorded net are now presented on a gross basis on the Company's condensed consolidated statement of operations (see Note 2 to the Condensed Consolidated Financial Statements).
Investment Income. Investment income decreased by $0.6 million to a loss of $0.6 million for the nine months ended September 30, 2018 compared to the same period in 2017. The decrease was primarily due to losses from our equity method investments partially offset by higher carried interest from our private long dated funds.
Expenses
Compensation and Benefits. Compensation and benefits increased by $4.1 million, or 23% to $22.0 million for the nine months ended September 30, 2018 compared to 2017. The variance was primarily due to a $1.1 million increase in severance expense associated with the consolidation of our business activities to our New York office, a $2.1 million increase in stock-based compensation and a $1.4 million increase in employee bonus expense. The increase in stock-based compensation was attributed to an increase in the number of outstanding awards and the impact of forfeitures that occurred period over period. Bonuses are at our discretion and will vary based on individual and overall performance as well the timing of new hires and employee departures during each of the comparative periods.
Performance Fee Compensation. There was a reversal in performance fee compensation of $0.1 million during the nine months ended September 30, 2018 compared to a reversal of performance fee compensation of $0.8 million during 2017. The variance in performance fee compensation was primarily due to changes in projected future payments for which the performance fee compensation is based on.
General, Administrative and Other Expenses. General, administrative and other expenses increased by $6.2 million to $15.1 million for the nine months ended September 30, 2018 compared to the same period in 2017. The increase was primarily due to a $5.4 million increase in professional fees and a $0.4 million increase in expenses related to our consolidated fund, STRF. The increase in professional fees relates to strategic initiatives including our pending merger with SIC. The increase in STRF expenses is primarily attributed to STRF commencing operations in June 2017, as a result there were nine months of operating expenses in 2018 versus four months in 2017.

Other Income (Expense)
Dividend Income. Dividend income increased by $0.5 million to $3.4 million for the nine months ended September 30, 2018 compared to the same period in 2017. The increase was primarily due to dividend income from our investment in MCC shares attributed to an increase in average shares held in 2018 compared to 2017.
Interest Expense. Interest expense decreased by $1.0 million, or 11%, to $8.1 million for the nine months ended September 30, 2018 compared to the same period in 2017. The higher expense in 2017 was primarily due to an acceleration of amortization of debt issuance costs and discount relating to prepayments made on our Term Loan Facility as a result of the refinancing of our indebtedness from the issuance of senior unsecured debt. In addition, our average debt outstanding during the nine months ended September 30, 2018 and 2017 was $132.6 million and $126.5 million, respectively.
Other Income (Expenses), net. Other income (expenses), net decreased by $12.5 million to $(11.1) million for the nine months ended September 30, 2018 compared to the same period in 2017. The decrease was primarily due to a $10.9 million unrealized loss incurred during the nine months ended September 30, 2018 related to our investment in shares of MCC. Of the $10.9 million of unrealized losses, $7.3 million was allocated to non-controlling interests in consolidated subsidiaries which did not have any impact on the net income attributed to Medley LLC. During 2017, any unrealized gains or losses attributed to our investment in shares of MCC were recorded in other comprehensive income and not part of other income (expense).
Provision for Income Taxes
Our effective income tax rate was (1.0)% and 3.2% for the nine months ended September 30, 2018 and 2017, respectively. Our tax rate is affected by recurring items, such as permanent differences and income allocated to certain redeemable non-controlling interests which is not subject to New York City's unincorporated business tax. The variance in the effective tax rate during the nine months ended September 30, 2018 as compared to the same period in 2017 was primarily due to losses allocated to redeemable non-controlling interests that are not subject to income taxes and, during the three months ended September 30, 2018, a return to provision true up of the 2017 income tax provision.
Redeemable Non-Controlling Interests and Non-Controlling Interests in Consolidated Subsidiaries
Net income attributable to redeemable non-controlling interests and non-controlling interests in consolidated subsidiaries decreased by $7.8 million to a loss of $3.1 million for the nine months ended September 30, 2018 compared to the same period in 2017. The decrease was primarily due to the allocation of unrealized loss in shares of MCC to DB MED Investor I LLC, a third party, based on its preferred ownership interests held in one of our consolidated subsidiaries.

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
Net income (loss) attributable to Medley LLC is the U.S. GAAP financial measure most comparable to Core Net Income and Core EBITDA.

The following table is a reconciliation of net income (loss) attributable to Medley LLC on a consolidated basis to Core Net Income and Core EBITDA.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
	(Amounts in thousands, except share and per share amounts)
Net income (loss) attributable to Medley LLC	$(1,190)	$3,022	$(5,825)	$10,949
Reimbursable fund startup expenses	240	596	1,304	847
IPO date award stock-based compensation	444	532	1,018	189
Other non-core items:
Unrealized losses on shares of MCC	—	—	3,543	—
Severance expense	39	20	2,263	1,184
Acceleration of debt issuance costs (1)	—	—	—	1,148
Other (2)	2,959	218	4,819	218
Income tax expense on adjustments	(117)	(40)	(410)	(106)
Core Net Income	$2,375	$4,348	$6,712	$14,429
Interest expense	2,717	2,718	8,113	7,982
Income taxes	309	303	500	636
Depreciation and amortization	181	223	616	690
Core EBITDA	$5,582	$7,592	$15,941	$23,737

(1)
For the nine months ended September 30, 2017, this amount relates to additional interest expense associated with the acceleration of amortization of debt issuance costs and discount relating to prepayments made on our Term Loan Facility as a result of the refinancing of our indebtedness from the issuance of Senior Unsecured Debt.

(2)
For the three and nine months ended September 30, 2018, other items consists primarily of expenses related to our tentative merger with SIC, and prior to the tentative merger, the pursuit of other strategic initiatives.

Liquidity and Capital Resources
Our primary cash flow activities involve: (i) generating cash flow from operations, which largely includes management fees; (ii) making distributions to our members and redeemable non-controlling interests and (iii) borrowings, interest payments and repayments under our debt facilities. As of September 30, 2018, we had $21.4 million in cash and cash equivalents.
Our material source of cash from our operations is management fees, which are collected quarterly. We primarily use cash flows from operations to pay compensation and benefits, general, administrative and other expenses, debt service costs and distributions to our members and redeemable non-controlling interests. Our cash flows, together with the proceeds from debt issuances, are also used to fund investments in limited partnerships, purchase publicly traded securities, purchase fixed assets and other capital items. If cash flows from operations were insufficient to fund distributions, we expect that we would suspend paying such distributions.
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
As of September 30, 2018, the outstanding senior unsecured debt balance was $117.4 million, and is reflected net of unamortized discount, premium and debt issuance costs of $5.2 million.

See Note 7, "Senior Unsecured Debt", to our condensed consolidated financial statements included in this Form 10-Q for additional information on the 2026 Notes and the 2024 Notes.
Revolving Credit Facility
On August 19, 2014, we entered into a $15.0 million senior secured revolving credit facility with City National Bank (as amended, the “Revolving Credit Facility”), as administrative agent and collateral agent thereunder, and the lenders from time to time party thereto. On September 22, 2017 we amended the Revolving Credit Facility to, among other things, extend the maturity date until March 31, 2020 and provide for an incremental facility in an amount up to $10.0 million upon the satisfaction of certain customary conditions. We intend to use any proceeds of borrowings under the Revolving Credit Facility for general corporate purposes, including funding our working capital needs. We have not incurred any borrowings under the Revolving Credit Facility through September 30, 2018.
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

	For the Nine Months Ended September 30,
	2018	2017
	(Amounts in thousands)
Statements of cash flows data
Net cash provided by operating activities	$11,740	$5,783
Net cash used in investing activities	(1,591)	(35,224)
Net cash (used in) provided by financing activities	(24,940)	14,666
Net decrease in cash and cash equivalents	$(14,791)	$(14,775)
 Operating Activities
Our net cash flow provided by operating activities was $11.7 million and $5.8 million during the nine months ended September 30, 2018 and 2017, respectively. During the nine months ended September 30, 2018 and 2017, net cash flow provided by operating activities was attributed to net (loss) income of $(8.9) million and $15.7 million, respectively, non-cash adjustments of $15.9 million and $5.5 million, respectively, and changes in operating assets and liabilities of $4.7 million and $(15.4) million, respectively.
Investing Activities
Our investing activities generally reflect cash used to acquire fixed assets, purchase investments, and make capital contributions to our equity method investments. Cash provided by our investing activities generally reflect return of capital distributions received from our equity method investments. Purchases of fixed assets was less than $0.1 million for the nine months ended September 30, 2018 and 2017. Capital contributions to equity method investments represented a use of cash of $1.5 million and $0.2 million for the nine months ended September 30, 2018 and 2017, respectively. Excluding the investments held by our consolidated fund, purchases of investments were $35.0 million during the nine months ended September 30, 2017.
Financing Activities
Distributions to members, non-controlling interests and redeemable non-controlling interests were $24.9 million and $26.3 million during the nine months ended September 30, 2018 and 2017, respectively. Capital contributions from non-controlling interests and redeemable non-controlling interests resulted in an inflow of cash of less than $0.1 million and $23.0 million for the nine months ended September 30, 2018 and 2017, respectively. Repurchases of LLC Units represented a use of cash from financing activities of $3.6 million during the nine months ended September 30, 2017. There were no repurchases of LLC Units during the nine months ended September 30, 2018.
On August 9, 2016, Medley LLC completed its first registered public offering of senior unsecured debt and on October 18, 2016, January 18, 2017, and February 22, 2017 Medley LLC completed additional registered public offerings of senior unsecured debt. The proceeds from these offerings, net of offering expenses paid by us, amounted to $116.2 million. The net proceeds from the offerings were used to pay-down the outstanding indebtedness under the Term Loan Facility with the remaining amount to be used for working capital purposes. During the nine months ended September 30, 2017, repayments of loans payable resulted in an outflow of cash of $44.8 million and proceeds from the issuance of debt obligations provided an inflow of cash of $69.1 million.
Sources and Uses of Liquidity
Our sources of liquidity are (i) cash on hand, (ii) net working capital, (iii) cash flows from operations, (iv) realizations on our investments, (v) net proceeds from borrowings under the Revolving Credit Facility and issuances of publicly-registered debt and (vi) other potential financings. We believe that these sources of liquidity will be sufficient to fund our working capital requirements and to meet our commitments in the foreseeable future. We expect that our primary liquidity needs will be comprised of cash to (i) provide capital to facilitate the growth of our existing investment management business, (ii) fund our commitments to funds that we advise, (iii) provide capital to facilitate our expansion into businesses that are complementary to our existing investment management business, (iv) pay operating expenses, including cash compensation to our employees and payments under the TRA, (v) fund capital expenditures, (vi) pay taxes, and (vii) make distributions to our members, non-controlling interests and redeemable non-controlling interests.
We intend to use a portion of our available liquidity to fund distributions to our members, non-controlling interests and redeemable non-controlling interests on a quarterly basis. Our ability to fund distributions is dependent on a myriad of factors, including among others: general economic and business conditions; our strategic plans and prospects; our business and investment opportunities; timing of capital calls by our funds in support of our commitments; our financial condition and operating results; working capital requirements and other anticipated cash needs; contractual restrictions and obligations; legal, tax and regulatory restrictions; restrictions on the payment of distributions by our subsidiaries to us; and other relevant factors.
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

Contractual Obligations
The following table sets forth information relating to our contractual obligations as of September 30, 2018.

	Less than 1 year	1 - 3 years	4 - 5 years	More than 5 years	Total
	(Amounts in thousands)
Medley Obligations
Operating lease obligations (1)	$2,708	$5,333	$4,862	$—	$12,903
Loans payable (2)	10,000	—	—	—	10,000
Senior unsecured debt (3)	—	—	—	122,595	122,595
Revenue share payable	1,216	1,931	—	—	3,147
Payable to former minority interest holder of SIC Advisors LLC (Note 14)	5,212	7,063	—	—	12,275
Capital commitments to funds (4)	256	—	—	—	256
Total	$19,392	$14,327	$4,862	$122,595	$161,176

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
Indemnifications
In the normal course of business, we enter into contracts that contain indemnities for our affiliates, persons acting on our behalf or such affiliates and third parties. The terms of the indemnities vary from contract to contract and the maximum exposure under these arrangements, if any, cannot be determined and has neither been recorded in our consolidated financial statements. As of September 30, 2018, we have not had prior claims or losses pursuant to these contracts and expect the risk of loss to be remote.
Contingent Obligations
The partnership documents governing our funds generally include a clawback provision that, if triggered, may give rise to a contingent obligation that may require the general partner to return amounts to the fund for distribution to investors. Therefore, carried interest, generally, is subject to reversal in the event that the funds incur future losses. These losses are limited to the extent of the cumulative carried interest recognized in income to date, net of a portion of taxes paid. Due in part to our investment performance and the fact that our carried interest is generally determined on a liquidation basis, as of September 30, 2018, we accrued $7.2 million for clawback obligations that would need to be paid had the funds been liquidated as of that date. There can be no assurance that we will not incur additional clawback obligations in the future. If all of the existing investments were valued at $0, the amount of cumulative carried interest that has been recognized would be reversed. We believe that the possibility of all of the existing investments becoming worthless is remote. At September 30, 2018, had we assumed all existing investments were valued at $0, the net amount of carried interest subject to additional reversal would have been approximately $0.5 million.
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

Recent Developments
On August 9, 2018 we entered into a definitive agreement to merge with Sierra Income Corporation. Pursuant to the Agreement and Plan of Merger by and among Medley Management Inc., Sierra and Sierra Management Inc., a newly formed Delaware corporation (“Merger Sub”), we will merge with and into the Merger Sub, and our existing asset management business will continue to operate as a wholly owned subsidiary of Sierra. Medley Management Inc.'s Class A stockholders will receive 0.3836 shares of Sierra’s common stock, $3.44 per share of cash consideration and $0.65 per share in special cash dividends for each share of Class A common stock held by them. Medley LLC unitholders will convert their units into shares of Medley Management Inc. Class A common stock and will receive 0.3836 shares of Sierra’s common stock, $3.44 per share of cash consideration and $0.35 per share in a special cash dividend for each share of Class A common stock held by them.

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
As such, based on an incremental 10% short-term increase in fair value of the investments in our permanent capital vehicles, long-dated private funds and SMAs as of September 30, 2018, we calculated approximately a $0.6 million and $2.1 million increase in management fees for the three and nine months ended September 30, 2018, respectively. In the case of a 10% short-term decline in fair value of the investments in our permanent capital, long-dated funds and SMAs as of September 30, 2018, we calculated approximately a $0.9 million and $2.8 million decrease in management fees for the three and nine months ended September 30, 2018, respectively.
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
Short-term changes in the fair values of funds' investments usually do not impact accrued performance fees. The overall impact of a short-term change in market value may be mitigated by a number of factors including, but not limited to, the way in which carried interest performance fees are calculated, which is not ultimately dependent on short-term moves in fair market value, but rather realize cumulative performance of the investments through the end of the long-dated private funds, and SMAs lives.
We have not recognized any performance fees for the three and nine months ended September 30, 2018. As such, we would not be impacted by an incremental 10% short-term increase or decrease in fair value of the investments in our separately management accounts.
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
As such, based on an incremental 10% short-term increase in fair value of the investments in our permanent capital vehicles as of September 30, 2018, we calculated a $0.4 million decrease in Part I and II incentive fees for the three and nine months ended September 30, 2018. In the case of a 10% short-term decline in fair value of the investments in our permanent capital vehicles as of September 30, 2018, we calculated a $0.4 million increase in Part I incentive fees for the three and nine months ended September 30, 2018.
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
As such, based on an incremental 10% short-term increase in fair value of the investments in our long-dated private funds as of September 30, 2018, we calculated approximately a $6.6 million increase in carried interest for the three and nine months ended September 30, 2018. In the case of a 10% short-term decline in fair value of investments in our long-dated private funds as of September 30, 2018, we calculated approximately a $0.5 million decrease in carried interest for the three and nine months ended September 30, 2018.
Interest Rate Risk
As of September 30, 2018, we had $127.2 million of debt outstanding, net of unamortized discount, premium, and issuance costs, presented as loans payable and senior unsecured debt in our audited financial statements included elsewhere in this Form 10-Q. Our debt bears interest at fixed rates, and therefore is not subject to interest rate fluctuation risk.
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
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Medley LLC, Medley Capital Corporation, Medley Opportunity Fund II LP, Medley Management, Inc., Medley Group, LLC, Brook Taube, and Seth Taube were named as defendants, along with other various parties, in a putative class action lawsuit captioned as Royce Solomon, Jodi Belleci, Michael Littlejohn, and Giulianna Lomaglio v. American Web Loan, Inc., AWL, Inc., Mark Curry, MacFarlane Group, Inc., Sol Partners, Medley Opportunity Fund, II, LP, Medley LLC, Medley Capital Corporation, Medley Management, Inc., Medley Group, LLC, Brook Taube, Seth Taube, DHI Computing Service, Inc., Middlemarch Partners, and John Does 1-100, filed on December 15, 2017 and amended on March 9, 2018, in the United States District Court for the Eastern District of Virginia, Newport News Division, as Case No. 4:17-cv-145 (hereinafter, “Class Action 1”). Medley Opportunity Fund II LP and Medley Capital Corporation were also named as defendants, along with various other parties, in a putative class action lawsuit captioned George Hengle and Lula Williams v. Mark Curry, American Web Loan, Inc., AWL, Inc., Red Stone, Inc., Medley Opportunity Fund II LP, and Medley Capital Corporation, filed February 13, 2018, in the United States District Court, Eastern District of Virginia, Richmond Division, as Case No. 3:18-cv-100 (“Class Action 2”). Medley Opportunity Fund II LP and Medley Capital Corporation were also named as defendants, along with various other parties, in a putative class action lawsuit captioned John Glatt, Sonji Grandy, Heather Ball, Dashawn Hunter, and Michael Corona v. Mark Curry, American Web Loan, Inc., AWL, Inc., Red Stone, Inc., Medley Opportunity Fund II LP, and Medley Capital Corporation, filed August 9, 2018 in the United States District Court, Eastern District of Virginia, Newport News Division, as Case No. 4:18-cv-101 (“Class Action 3”) (together with Class Action 1 and Class Action 2, the “Virginia Class Actions”). Medley Opportunity Fund II LP was also named as a defendant, along with various other parties, in a putative class action lawsuit captioned Christina Williams and Michael Stermel v. Red Stone, Inc. (as successor in interest to MacFarlane Group, Inc.), Medley Opportunity Fund II LP, Mark Curry, Brian McGowan, Vincent Ney, and John Doe entities and individuals, filed June 29, 2018 and amended July 26, 2018, in the United States District Court for the Eastern District of Pennsylvania, as Case No. 2:18-cv-2747 (the “Pennsylvania Class Action”) (together with the Virginia Class Actions, the “Class Action Complaints”). The plaintiffs in the Class Action Complaints filed their putative class actions alleging claims under the Racketeer Influenced and Corrupt Organizations Act, and various other claims arising out of the alleged payday lending activities of American Web Loan. The claims against Medley Opportunity Fund II LP, Medley LLC, Medley Capital Corporation, Medley Management, Inc., Medley Group, LLC, Brook Taube, and Seth Taube (in Class Action 1, as amended); Medley Opportunity Fund II LP and Medley Capital Corporation (in Class Action 2 and Class Action 3); and Medley Opportunity Fund II LP (in the Pennsylvania Class Action), allege that those defendants in each respective action exercised control over, or improperly derived income from, and/or obtained an improper interest in, American Web Loan’s payday lending activities as a result of a loan to American Web Loan. The loan was made by Medley Opportunity Fund II LP in 2011. American Web Loan repaid the loan from Medley Opportunity Fund II LP in full in February of 2015, more than 1 year and 10 months prior to any of the loans allegedly made by American Web Loan to the alleged class plaintiff representatives in Class Action 1. In Class Action 2, the alleged class plaintiff representatives have not alleged when they received any loans from American Web Loan. In Class Action 3, the alleged class plaintiff representatives claim to have received loans from American Web Loan at various times from February 2015 through April 2018. In the Pennsylvania Class Action, the alleged class plaintiff representatives claim to have received loans from American Web Loan in 2017. By orders dated August 7, 2018 and September 17, 2018, the Court presiding over the Virginia Class Actions consolidated those cases for all purposes. On October 12, 2018, Plaintiffs in Class Action 3 filed a notice of voluntary dismissal of their claims, without prejudice, against Medley Opportunity Fund II, LP and Medley Capital Corporation. On October 22, 2018, the parties to Class Action 2 settled. On October 29, 2018, the plaintiffs in Class Action 2 stipulated to the dismissal of their claims against all defendants in Class Action 2 (including Medley Opportunity Fund II LP and Medley Capital Corporation), with prejudice. Medley LLC, Medley Capital Corporation, Medley Management, Inc., Medley Group, LLC, Brook Taube, and Seth Taube never made any loans or provided financing to, or had any other relationship with, American Web Loan. Medley Opportunity Fund II LP, Medley LLC, Medley Capital Corporation, Medley Management, Inc., Medley Group, LLC, Brook Taube, Seth Taube are seeking indemnification from American Web Loan, various affiliates, and other parties with respect to the claims in the Class Action Complaints. Medley Opportunity Fund II LP, Medley LLC, Medley Capital Corporation, Medley Management, Inc., Medley Group, LLC, Brook Taube, and Seth Taube believe the alleged claims in the Class Action Complaints are without merit and they intend to defend these lawsuits vigorously.

Item 1A.  Risk Factors
For a discussion of our potential risks and uncertainties, see the information under the heading “Risk Factors” in Part I., Item 1A. of our Annual Report on Form 10-K, which is accessible on the SEC's website at www.sec.gov.
On August 9, 2018 Medley Management Inc. entered into a definitive agreement to merge with Sierra Income Corporation ("Sierra" or "SIC"). Pursuant to the Agreement and Plan of Merger by and among Medley Management Inc., Sierra and Sierra Management Inc., a newly formed Delaware corporation (“Merger Sub”), Medley Management Inc. will merge with and into Merger Sub, and Medley Management Inc.'s existing asset management business will continue to operate as a wholly owned subsidiary of Sierra. Simultaneously, pursuant to the Agreement and Plan of Merger by and between MCC and Sierra, MCC will merge with and into Sierra, with Sierra as the surviving entity.

As a condition to closing, Sierra’s common stock will be listed to trade on the New York Stock Exchange. The mergers are cross conditioned upon each other and are subject to approval by the shareholders of Medley Management Inc., MCC and Sierra, regulators, including the SEC, other customary closing conditions and third party consents. Accordingly, Medley Management Inc. and Medley LLC can provide no assurance that the mergers will be completed, that the mergers will not be delayed or that the terms of the mergers will not change.

Because forward-looking statements, such as the date that the parties expect the proposed transactions to be completed and the expectation that the proposed transactions will provide improved liquidity for Sierra, MCC, and Medley Management Inc. stockholders and will be accretive to net investment income for both Sierra and MCC, include risks and uncertainties, actual results may differ materially from those expressed or implied and include, but are not limited to, those discussed in each of Sierra’s, MCC’s and Medley Management Inc.'s filings with the SEC, and (i) the satisfaction or waiver of closing conditions relating to the proposed transactions described herein, including, but not limited to, the requisite approvals of the stockholders of each of Sierra, MCC, and Medley Management Inc.; Sierra successfully taking all actions reasonably required with respect to certain outstanding indebtedness of MCC and Medley Management Inc. to prevent any material adverse effect relating thereto; certain required approvals of the SEC and the Small Business Administration, the necessary consents of certain third-party advisory clients of Medley Management Inc.; and any applicable waiting period (and any extension thereof) applicable to the transactions under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, shall have expired or been terminated, (ii) the parties’ ability to successfully consummate the proposed transactions, and the timing thereof, and (iii) the possibility that competing offers or acquisition proposals related to the proposed transactions will be made and, if made, could be successful. Additional risks and uncertainties specific to Sierra, MCC and Medley Management Inc. include, but are not limited to, (i) the costs and expenses that Sierra, MCC and Medley Management Inc. have, and may incur, in connection with the proposed transactions (whether or not they are consummated), (ii) the impact that any litigation relating to the proposed transactions may have on any of Sierra, MCC and Medley Management Inc., (iii) that projections with respect to dividends may prove to be incorrect, (iv) Sierra’s ability to invest our portfolio of cash in a timely manner following the closing of the proposed transactions, (v) the market performance of the combined portfolio, (vi) the ability of portfolio companies to pay interest and principal in the future; (vii) the ability of Medley Management Inc. to grow its fee earning assets under management; (viii) whether Sierra, as the surviving company, will trade with more volume and perform better than MCC and Medley Management Inc. prior to the proposed transactions;  and (ix) negative effects of entering into the proposed transactions on the trading volume and market price of the MCC’s or Medley Management Inc.'s common stock.
There were no other material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3.     Defaults Upon Senior Securities
None.
Item 4.     Mine Safety Disclosures
Not Applicable.
Item 5.     Other Information
Carried Interest Compensation Awards

On November 12, 2018 (the “Award Date”), the board of directors (the “Board”) of Medley Management Inc. approved the Medley Tactical Opportunities Carried Interest Allocation Plan (the “CI Plan”), pursuant to which certain key employees (each, an “Awardee”) involved in and instrumental to the success of the Company’s Tactical Opportunities (“Tac Ops”) transactions, have been awarded certain carried interest percentage awards (each, a “Carried Interest Percentage”) entitling the Awardee to a specified allocation of the carried interest earned on third party capital in connection with each of the four respective Tac Ops funds (each, a “Tac Ops Fund”).

In connection with the adoption of the CI Plan and the issuance of the awards thereunder, effective as of the Award Date, each Awardee entered into an award letter with respect to each of the Tac Ops Funds as to which such Awardee received an award (each, an “Award Letter”), specifying such Awardee’s Carried Interest Percentage as to such Tac Ops Fund. Pursuant to the Award Letters, each Awardee is admitted as a non-managing member of the Delaware limited liability company associated with the corresponding Tac Ops Fund (each, a “Plan LLC”) to the extent of such Awardee’s Carried Interest Percentage. The Carried Interest Percentage awards are governed by the terms and subject to the conditions of the amended and restated limited liability company agreement of the respective Plan LLC (each, a “Plan LLC Agreement”). Medley Capital LLC is the managing member (the “Managing Member”) of each of the four Plan LLCs.

The CI Plan allocates to the Awardees an aggregate of 70% of the carried interest, performance allocation and incentive fees earned directly or indirectly in respect of each of the four Tac Ops Funds (“Carried Interest Proceeds”). The following table sets forth, for each of the Company’s named executive officers, the Carried Interest Percentage awarded to such person in connection with the Plan with respect to each Tac Ops Fund (expressed as a percentage of the total carried interest received by each respective Plan LLC):

	Carried Interest Percentages Awarded
Named Executive Officer	Medley Real D (Annuity) LLC	Medley Tactical Opportunities LLC	Medley Chiller Holdings LLC	Caddo Investors Holdings 1 LLC
Brook Taube	3.9%	3.1%	3.7%	3.3%
Seth Taube	3.9%	3.1%	3.7%	3.3%
Jeffrey Tonkel	3.9%	3.1%	3.7%	3.3%
Richard T. Allorto, Jr.	5.9%	4.6%	5.6%	4.9%
John D. Fredericks	5.9%	4.6%	5.6%	4.9%

In addition, Christopher Taube (the Company’s Senior Managing Director, Head of Institutional Fund Raising, and who is the brother of Messrs. Brook and Seth Taube, the Company’s Co-Chief Executive Officers and Co-Chairmen of the Board), was awarded the following Carried Interest Percentages under the Plan: Medley Real D (Annuity) LLC (9.8%), Medley Tactical Opportunities LLC (7.7%), Medley Chiller Holdings LLC (9.3%), and Caddo Investors Holdings 1 LLC (8.2%). Company employees other than the named executive officers and Mr. Christopher Taube as referred to above, have been granted awards under the Plan consisting of the following Carried Interest Percentages in the aggregate for all such other employees: Medley Real D (Annuity) LLC (36.6%), Medley Tactical Opportunities LLC (44.0%), Medley Chiller Holdings LLC (38.5%), and Caddo Investors Holdings 1 LLC (42.2%).

In accordance with the Plan LLC Agreements, the Carried Interest Percentages is issued in consideration of services to be rendered, and is intended to constitute a “profits interest” as that term is used in IRS Revenue Procedures 93-27 and 2001-43. Distributions of Carried Interest Proceeds are to be made ratably to each Awardee based on each Awardee’s respective Carried Interest Percentages, at such times as the Managing Member determines in its discretion; provided that the Managing Member shall use commercially reasonably efforts to cause the Plan LLCs to distribute Carried Interest Proceeds to the Awardees reasonably promptly upon receipt, and no less frequently than quarterly, and to distribute to the Awardees certain amounts in respect of minimum tax distributions. Distributions to Awardees are to be made in cash to the extent the relevant proceeds are received by the Plan LLC in cash, with in-kind distributions also permitted in certain circumstances as provided in the Plan LLC Agreements. In the event of any obligation on the part of any Plan LLC or the Managing Member, pursuant to the agreement governing the underlying Tac Ops Fund, to make a payment to the Tac Ops Fund or its investors in respect of a clawback of the related Carried Interest Proceeds, the Managing Member may demand that the Awardees render payment back to the Plan LLC of their respective pro rata shares of the clawback obligation.

Pursuant to the terms and subject to the conditions of the Plan LLC Agreements, the Company, in its capacity as the Managing Member of each of the Plan LLCs, may admit additional non-managing members to the Plan LLCs on such terms as the Managing Member may approve, and may create interests of separate classes in the Plan LLCs which interests shall have the rights, powers and duties as set forth in the respective Plan LLC Agreement, in an addendum thereto or in an award letter. To the extent an Awardee ceases to be an officer or employee of the Company or any of its affiliates for any reason (a “Non-Continuing Member”), such Awardee’s Carried Interest Percentage shall be subject to adjustment in accordance with the Plan LLC Agreements, which provide generally that (i) to the extent an Awardee becomes a Non-Continuing Member following the occurrence of “Cause” (as defined and determined pursuant to the Plan LLC Agreements), the Carried Interest Percentages of such Awardee shall be reduced to zero (with such reduction in the Carried Interest Percentages of the Non-Continuing Member reallocated to the Managing Member unless otherwise determined by the Managing Member) and such person shall not be entitled to any further distributions from the Plan LLC, and (ii) to the extent an Awardee becomes a Non-Continuing Member due to any reason other than Cause, the Carried Interest Percentages of such Member shall not be subject to any reduction. Notwithstanding the foregoing, the Managing Member may, in its discretion, reduce all or any Carried Interest Percentage of any Non-Continuing Member by a lesser amount than that which would apply under the foregoing principles.

The above description of the CI Plan, the Carried Interest Percentage awards thereunder and the terms and conditions thereof, is subject in all respects to the full texts of the form of Award Letter for the CI Plan and the form of Amended and Restated Limited Liability Company Agreement for the Plan LLCs, copies of which are attached to this Quarterly Report on Form 10-Q as Exhibits 10.1 and 10.2, respectively, and are incorporated into this Item 5 by reference.

Item 6.     Exhibits

Exhibit No.	Exhibit Description

2.1
Agreement and Plan of Merger, dated as of August 9, 2018, by and among Medley Management Inc., Sierra Income Corporation and Sierra Management, Inc. (incorporated by reference to Exhibit 2.1 to Medley Management Inc.'s Current Report on Form 8-K (File No. 001-36638) filed on August 15, 2018).

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

MEDLEY LLC
(Registrant)

Date: November 14, 2018	By:	/s/ Richard T. Allorto, Jr.
Richard T. Allorto, Jr.
Chief Financial Officer
(Principal Financial Officer and Authorized Signatory)