Form 10-Q
period 2019-11-07
Medley LLC
filed 2019-11-14
CIK 1536577

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019
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

As of November 10, 2019, 28,948,379 units of Membership interests in Medley LLC were outstanding. There is no trading market for Medley LLC's units of membership interests.

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

•	a change of control of us could result in termination of our investment advisory agreements;

•	the historical returns attributable to our funds should not be considered as indicative of the future results of our funds;

•	if we are unable to consummate or successfully integrate development opportunities, acquisitions or joint ventures, we may not be able to implement our growth strategy successfully;

•	we depend on third-party distribution sources to market our investment strategies;

•	an investment strategy focused primarily on privately held companies presents certain challenges, including the lack of available information about these companies;

•	our funds’ investments in investee companies may be risky, and our funds could lose all or part of their investments;

•	prepayments of debt investments by our investee companies could adversely impact our results of operations;

•	our funds’ investee companies may incur debt that ranks equally with, or senior to, our funds’ investments in such companies;

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
This quarterly report on Form 10-Q also includes “forward-looking” statements regarding the proposed transactions. Because forward-looking statements, such as the possibility that the Company may receive competing proposals and the date that the parties expect the proposed transactions to be completed , include risks and uncertainties, actual results may differ materially from those expressed or implied and include, but are not limited to, those discussed in each of Sierra’s, MCC’s and MDLY's filings with the SEC, and (i) the satisfaction or waiver of closing conditions relating to the proposed transactions described herein, including, but not limited to, the requisite approvals of the stockholders of each of Sierra, MCC, and MDLY; Sierra successfully taking all actions reasonably required with respect to certain outstanding indebtedness of MCC and the Company to prevent any material adverse effect relating thereto; certain required approvals of the SEC (including necessary exemptive relief to consummate the merger transactions), approval by the Court of Chancery of the State of Delaware of the Stipulation of Settlement in connection with the consolidated actions under caption of In re Medley Capital Corporation Stockholder Litigation, C.A. No. 2019-0100-KSJM, the necessary consents of certain third-party advisory clients of the Company; and any applicable waiting period (and any extension thereof) applicable to the transactions under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, shall have expired or been terminated; (ii) the parties’ ability to successfully consummate the proposed transactions, and the timing thereof; and (iii) the possibility that competing offers or acquisition proposals related to the proposed transactions will be made and, if made, could be successful. Additional risks and uncertainties specific to the Company and MDLY include, but are not limited to, (i) the costs and expenses the Company has, and may incur, in connection with the proposed transactions (whether or not they are consummated); (ii) the impact that any litigation relating to the proposed transactions may have on the Company; (iii) that projections with respect to distributions may prove to be incorrect; (iv) Sierra’s ability to invest its portfolio of cash in a timely manner following the closing of the proposed transactions; (v) the market performance of the combined portfolio; (vi) the ability of portfolio companies to pay interest and principal in the future; (vii) the ability of the Company to grow its fee earning assets under management; (viii) whether Sierra, as the surviving company, will trade with more volume and perform better than the Company prior to the proposed transactions; and (ix) negative effects of entering into the proposed transactions on the trading volume and market price of MDLY's common stock. There can be no assurance of the level of any distributions to be paid, if any, following consummation of the proposed transactions.
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

PART I.
Item 1. Financial Statements (Unaudited)
Medley LLC
Condensed Consolidated Balance Sheets (unaudited)
(Dollars in thousands)

	As of
	September 30, 2019	December 31, 2018
Assets
Cash and cash equivalents	$11,011	$16,970
Investments, at fair value	34,331	36,425
Management fees receivable	8,526	10,274
Right-of-use assets under operating leases	6,996	—
Other assets	13,819	14,145
Total Assets	$74,683	$77,814

Liabilities, Redeemable Non-controlling Interests and Members' Deficit
Liabilities
Senior unsecured debt, net	$118,190	$117,618
Loans payable, net	10,000	9,892
Due to former minority interest holder, net	8,735	11,402
Operating lease liabilities	8,772	—
Accounts payable, accrued expenses and other liabilities	19,948	26,444
Total Liabilities	165,645	165,356

Commitments and Contingencies (Note 12)

Redeemable Non-controlling Interests	20,503	23,186

Members' Deficit
Members' deficit	(110,956)	(109,981)
Non-controlling interests in consolidated subsidiaries	(509)	(747)
Total members' deficit	(111,465)	(110,728)
Total Liabilities, Redeemable Non-controlling Interests and Members' Deficit	$74,683	$77,814

See accompanying notes to condensed consolidated financial statements

Medley LLC
Condensed Consolidated Statements of Operations (unaudited)
(Dollars in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues
Management fees (includes Part I incentive fees of $176, $447, $176 and $447, respectively)	$9,607	$12,336	$30,728	$36,386
Other revenues and fees	2,621	2,769	7,731	8,136
Investment income:
Carried interest	(142)	(326)	651	271
Other investment loss, net	(550)	(382)	(922)	(849)
Total Revenues	11,536	14,397	38,188	43,944

Expenses
Compensation and benefits	7,090	6,241	22,069	21,879
General, administrative and other expenses	5,403	6,244	12,763	15,095
Total Expenses	12,493	12,485	34,832	36,974

Other Income (Expenses)
Dividend income	182	962	942	3,351
Interest expense	(2,874)	(2,717)	(8,646)	(8,113)
Other income (expenses), net	1,768	2,711	(641)	(11,055)
Total other (expenses) income, net	(924)	956	(8,345)	(15,817)
(Loss) income before income taxes	(1,881)	2,868	(4,989)	(8,847)
(Benefit from) provision for income taxes	(28)	192	(71)	90
Net (Loss) Income	(1,853)	2,676	(4,918)	(8,937)
Net income (loss) attributable to redeemable non-controlling interests and non-controlling interests in consolidated subsidiaries	1,619	3,866	140	(3,112)
Net Loss Attributable to Medley LLC	$(3,472)	$(1,190)	$(5,058)	$(5,825)

See accompanying notes to condensed consolidated financial statements

Medley LLC
Condensed Consolidated Statements of Changes in Members' Deficit (unaudited)
(Dollars in thousands)

For the Three Months Ended September 30, 2019

	Members' Deficit	Non-controlling Interests in Consolidated Subsidiaries	Total Deficit

Balance at June 30, 2019	$(109,016)	$(416)	$(109,432)
Net loss	(3,472)	(93)	(3,565)
Contributions	1,495	—	1,495
Reclass of cumulative dividends on forfeited restricted stock units to compensation and benefits expense	37	—	37
Balance at September 30, 2019	$(110,956)	$(509)	$(111,465)

For the Nine Months Ended September 30, 2019

	Members' Deficit	Non-controlling Interests in Consolidated Subsidiaries	Total Deficit

Balance at December 31, 2018	$(109,981)	$(747)	$(110,728)
Net (loss) income	(5,058)	461	(4,597)
Contributions	4,716	—	4,716
Reclass of cumulative dividends on forfeited restricted stock units to compensation and benefits expense	336	—	336
Distributions	(969)	(223)	(1,192)
Balance at September 30, 2019	$(110,956)	$(509)	$(111,465)

See accompanying notes to condensed consolidated financial statements

Medley LLC
Condensed Consolidated Statements of Changes in Members' Deficit (unaudited)
(Dollars in thousands)

For The Three Months Ended September 30, 2018

	Accumulated Other Comprehensive Loss	Members' Deficit	Non-controlling Interests in Consolidated Subsidiaries	Total Deficit

Balance at June 30, 2018	$—	$(95,329)	$(1,644)	$(96,973)
Net (loss) income	—	(1,190)	6	(1,184)
Contributions	—	1,455	—	1,455
Reclass of cumulative dividends on forfeited restricted stock units to compensation and benefits expense	—	4	—	4
Distributions	—	(6,521)	—	(6,521)
Fair value adjustment to redeemable non-controlling interest in SIC Advisors LLC (Note 15)		965	—	965
Balance at September 30, 2018	$—	$(100,616)	$(1,638)	$(102,254)

For the Nine Months Ended September 30, 2018

	Accumulated Other Comprehensive Loss	Members' Deficit	Non-controlling Interests in Consolidated Subsidiaries	Total Deficit

Balance at December 31, 2017	$(10,968)	$(65,570)	$(1,702)	$(78,240)
Cumulative effect of accounting change due to the adoption of the new revenue recognition standard	—	(3,599)	—	(3,599)
Cumulative effect of accounting change due to the adoption of updated guidance on equity securities not accounted for under the equity method of accounting and the tax effects stranded in other comprehensive loss as a result of tax reform	10,968	(10,968)	—	—
Net (loss) income	—	(5,825)	6	(5,819)
Contributions	—	4,098	2	4,100
Reclass of cumulative dividends on forfeited restricted stock units to compensation and benefits expense	—	69	—	69
Distributions	—	(19,786)	—	(19,786)
Issuance of non-controlling interest at fair value	—	—	56	56
Fair value adjustment to redeemable non-controlling interest in SIC Advisors LLC		965	—	965
Balance at September 30, 2018	$—	$(100,616)	$(1,638)	$(102,254)

See accompanying notes to condensed consolidated financial statements

Medley LLC
Condensed Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	For the Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities
Net loss	$(4,918)	$(8,937)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation	5,227	4,098
Amortization of debt issuance costs	580	556
Accretion of debt discount	994	509
Benefit from deferred taxes	(36)	(1,700)
Depreciation and amortization	528	895
Net change in unrealized depreciation on investments	1,368	11,578
Income from equity method investments	(257)	(117)
Reclassification of cumulative dividends paid on forfeited restricted stock units to compensation and benefits expense	336	69
Non-cash lease costs	1,823	—
Other non-cash amounts	—	56
Changes in operating assets and liabilities:
Management fees receivable	1,748	3,830
Distributions of income received from equity method investments	648	547
Purchase of investments	(706)	(505)
Sale of investments	822	382
Other assets	(234)	1,786
Operating lease liabilities	(2,042)	—
Accounts payable, accrued expenses and other liabilities	(4,457)	(1,307)
Net cash provided by operating activities	1,424	11,740
Cash flows from investing activities
Purchases of fixed assets	(37)	(53)
Distributions received from investment held at cost less impairment	222	—
Capital contributions to equity method investments	(3)	(1,538)
Net cash provided by (used in) investing activities	182	(1,591)
Cash flows from financing activities
Payments to former minority interest holder	(3,500)	—
Capital contributions from non-controlling interests	—	2
Distributions to members, non-controlling interests and redeemable non-controlling interests	(3,554)	(24,942)
Payment of tax withholdings related to net share settlement of restricted stock units	(511)	—
Net cash used in financing activities	(7,565)	(24,940)
Net decrease in cash and cash equivalents	(5,959)	(14,791)
Cash and cash equivalents, beginning of period	16,970	36,215
Cash and cash equivalents, end of period	$11,011	$21,424

See accompanying notes to condensed consolidated financial statements

Medley LLC
Condensed Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	For the Nine Months Ended September 30,
	2019	2018
Supplemental disclosure of non-cash investing and financing activities
Recognition of right-of-use assets under operating leases upon adoption of new leasing standard	$8,233	$—
Recognition of operating lease liabilities offset against right-of-use assets under operating leases upon adoption of new leasing standard	10,229	—
Accretion of operating lease liabilities recorded against right-of-use assets	586	—
Net deferred tax impact on cumulative effect of accounting change due to the adoption of the new revenue recognition standard	—	(89)
Reclassification of the income tax impact on cumulative effect of accounting change due to the adoption of accounting standards update 2016-01	—	336
Issuance of non-controlling interest at fair value	—	56
Reclassification of redeemable non-controlling interest in SIC Advisors LLC, including fair value adjustment of $965 (Note 17)	—	12,275

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
Agreement and Plan of Merger
On August 9, 2018, MDLY entered into the Agreement and Plan of Merger (the “MDLY Merger Agreement”), dated as of August 9, 2018, with Sierra Income Corporation, a Maryland corporation (“Sierra”), pursuant to which MDLY would, on the terms and subject to the conditions set forth in the MDLY Merger Agreement, merge with and into Sierra Management, Inc., a Delaware corporation and a wholly owned subsidiary of Sierra (“Merger Sub”), with Merger Sub as the surviving Company in the merger (the “MDLY Merger”). In the MDLY Merger, each share of MDLY Class A common stock, issued and outstanding immediately prior to the MDLY Merger effective time, other than Dissenting Shares (as defined in the MDLY Merger Agreement) and shares of MDLY Class A common stock held by the Company, Sierra or their respective wholly owned subsidiaries, would be converted into the right to receive (i) 0.3836 shares of Sierra’s common stock; plus (ii) cash in an amount equal to $3.44 per share. In addition,

Medley LLC
Notes to Condensed Consolidated Financial Statements (unaudited)

our stockholders would have the right to receive certain dividends and/or other payments. Simultaneously, pursuant to the Agreement and Plan of Merger, dated as of August 9, 2018, by and between Medley Capital Corporation, a Delaware corporation (“MCC”) and Sierra (the “MCC Merger Agreement”), MCC would, on the terms and subject to the conditions set forth in the MCC Merger Agreement, merge with and into Sierra, with Sierra as the surviving company in the merger (the “MCC Merger” together with the MDLY Merger, the “Mergers”). Under the MCC Merger, each share of MCC’s common stock issued and outstanding immediately prior to the MCC Merger effective time, other than shares of MCC’s common stock held by MCC, Sierra or their respective wholly owned subsidiaries, would be converted into the right to receive 0.805 shares of Sierra’s common stock.

On July 29, 2019, MDLY entered into the Amended and Restated Agreement and Plan of Merger, dated as of July 29, 2019 (the “Amended MDLY Merger Agreement”), by and among MDLY, Sierra, and Merger Sub, pursuant to which MDLY and the Company will, on the terms and subject to the conditions set forth in the Amended MDLY Merger Agreement, merge with and into Merger Sub, with Merger Sub as the surviving company in the MDLY Merger. In the MDLY Merger, each share of MDLY Class A common stock, issued and outstanding immediately prior to the MDLY Merger effective time, other than shares of MDLY Class A common stock held by the Company, Sierra or their respective wholly owned subsidiaries (the “Excluded MDLY Shares”) and the Dissenting Shares (as defined in the Amended MDLY Merger Agreement), held, immediately prior to the MDLY Merger effective time, by any person other than a Medley LLC unitholder, will be exchanged for (i) 0.2668 shares of Sierra’s common stock; plus (ii) cash in an amount equal to $2.96 per share. In addition, in the MDLY Merger, each share of MDLY Class A common stock issued and outstanding immediately prior to the MDLY Merger effective time, other than the Excluded MDLY Shares and the Dissenting Shares, held, immediately prior to the MDLY Merger effective time, by Medley LLC unitholders will be exchanged for (i) 0.2072 shares of Sierra’s common stock; plus (ii) cash in an amount equal to $2.66 per share.
In addition, on July 29, 2019, MCC and Sierra announced the execution of the Amended and Restated Agreement and Plan of Merger, dated as of July 29, 2019 (the “Amended MCC Merger Agreement”), by and between MCC and Sierra, pursuant to which MCC will, on the terms and subject to the conditions set forth in the Amended MCC Merger Agreement, merge with and into Sierra , with Sierra as the surviving company in the MCC Merger. In the MCC Merger, each share of MCC’s common stock, other than shares of MCC’s common stock held by MCC, Sierra or their respective wholly owned subsidiaries, will be exchanged for the right to receive (i) 0.68 shares of Sierra’s common stock if the attorneys’ fees of plaintiffs’ counsel and litigation expenses paid or incurred by plaintiffs’ counsel or advanced by plaintiffs in connection with the Class Action (such fees and expenses, the “Plaintiff Attorney Fees”) are less than or equal to $10,000,000, (ii) 0.66 shares of Sierra’s common stock if the Plaintiff Attorney Fees are equal to or greater than $15,000,000, and (iii) between 0.68 and 0.66 per share of Sierra’s common stock if the Plaintiff Attorney Fees are greater than $10,000,000 but less than $15,000,000, calculated on a descending basis, based on straight line interpolation between $10,000,000 and $15,000,000.
Pursuant to terms of the Amended MCC Merger Agreement, the consummation of the MCC Merger is conditioned upon the satisfaction or waiver of each of the conditions to closing under the Amended MDLY Merger Agreement and the consummation of the MDLY Merger. However, pursuant to the terms of the Amended MDLY Merger Agreement, the consummation of the MDLY Merger is not contingent upon the consummation of the MCC Merger. If both Mergers are successfully consummated, Sierra’s common stock would be listed on the NYSE, with such listing expected to be effective as of the closing date of the Mergers, and Sierra’s common stock will be listed on the Tel Aviv Stock Exchange, with such listing expected to be effective as of the closing date of the MCC Merger. If, however, only the MDLY Merger is consummated, Sierra’s common stock would be listed on the NYSE. If both Mergers are successfully consummated, the investment portfolios of MCC and Sierra would be combined, Merger Sub, as a successor to MDLY, would be a wholly owned subsidiary of the Combined Company, and the Combined Company would be internally managed by MCC Advisors LLC, its wholly controlled adviser subsidiary. If only the MDLY Merger is consummated, while the investment portfolios of MCC and Sierra would not be combined, the investment management function relating to the operation of the Company, as the surviving company, would still be internalized (the “Sierra/MDLY Company”).
On February 11, 2019, a purported stockholder class action related to the MCC Merger was commenced in the Court of Chancery of the State of Delaware by FrontFour Capital Group LLC and FrontFour Master Fund, Ltd. (collectively, "FrontFour") captioned FrontFour Capital Group LLC, et al. v. Brook Taube, et al., Case No. 2019-0100 (the “FrontFour Action”), against defendants Brook Taube, Seth Taube, Jeff Tonkel, Mark Lerdal, Karin Hirtler-Garvey, John E. Mack, Arthur S. Ainsberg, MDLY, Sierra, MCC, MCC Advisors LLC, Medley Group, and Medley LLC. The complaint, as amended on February 12, 2019, alleged that the individuals named as defendants breached their fiduciary duties to MCC stockholders in connection with the MCC Merger, and that MDLY, Sierra, MCC Advisors LLC, Medley Group LLC, and Medley LLC aided and abetted those alleged breaches of fiduciary duties. The complaint sought to enjoin the vote of MCC stockholders on the proposed merger and enjoin enforcement of certain provisions of the MCC Merger Agreement. The Court held a trial on the plaintiffs’ claims on March 6-7, 2019 and issued a Memorandum Opinion (the "Decision") on March 11, 2019. The Court denied the plaintiffs’ requests to (i) permanently enjoin the MCC Merger and (ii) require MCC to conduct a “shopping process” for MCC on terms proposed by FrontFour in its complaint.

Medley LLC
Notes to Condensed Consolidated Financial Statements (unaudited)

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
On April 15, 2019, certain parties reached agreement on the principal terms of a settlement of the FrontFour Action, which are contained in a term sheet, dated April 15, 2019 (the "Settlement Term Sheet"). On July 29, 2019, MDLY entered into a Stipulation of Settlement (the “Stipulation”) by and among MCC, Brook Taube, Seth Taube, Jeff Tonkel, Mark Lerdal, Karin Hirtler-Garvey, John E. Mack, Arthur S. Ainsberg, MDLY, MCC Advisors LLC, Medley LLC, and Medley Group LLC (the "Medley Parties"), on the one hand, and FrontFour, on behalf of itself and a class of similarly situated stockholders of MCC, on the other hand, in connection with the FrontFour Action.
The Stipulation provides for the settlement of all claims brought against the Medley Parties in the FrontFour Action. Under the Stipulation, MCC agreed to seek the agreement and/or consent of Sierra to effect certain amendments to (i) the MCC Merger Agreement and (ii) the Agreement (together with the MCC Merger Agreement, the “Merger Agreements”), which have been reflected in the revised Merger Agreements annexed to the Stipulation. The Stipulation also provides for, if the MCC Merger is consummated, the creation of a settlement fund, consisting of $17 million in cash and $30 million of Sierra stock, with the number of shares of Sierra stock to be calculated using the pro forma net asset value reported in the future proxy supplement describing the amendments to the MCC Merger Agreement, which will be distributed to eligible members of the Settlement Class (as defined in the Stipulation). Under the Stipulation, MDLY also consented to certain amendments to the Merger Agreements that have been reflected in the revised Merger Agreements annexed to the Stipulation. In addition, in connection with the Stipulation, on July 29, 2019, MCC entered into a Governance Agreement with FrontFour Capital Group LLC, FrontFour Master Fund, Ltd., FrontFour Capital Corp., FrontFour Opportunity Fund, David A. Lorber, Stephen E. Loukas and Zachary R. George, pursuant to which, among other matters, FrontFour is subject to customary standstill restrictions and required to vote in favor of the revised MCC Merger at a meeting of stockholders to approve the revised MCC Merger Agreement.

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
The Stipulation is subject to the approval of the Court. On September 26, 2019, FrontFour filed a motion seeking an order approving the Stipulation, and also moved for the Court to award plaintiffs’ counsel attorneys’ fees in the amount of $22 million and expenses in the amount of $420,334.97 (the “Fee Application”). On October 24, 2019, the Court held a hearing to consider the Stipulation and the Fee Application.
Transaction expenses related to the pending merger are included in general, administrative and other expenses and primarily consist of professional fees. Such expenses amounted to $2.1 million for each of the three months ended September 30, 2019 and 2018, and $3.5 million and $3.9 million for the nine months ended September 30, 2019 and 2018, respectively.
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

Medley LLC
Notes to Condensed Consolidated Financial Statements (unaudited)

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
Consolidated Variable Interest Entities
As of September 30, 2019 and December 31, 2018, Medley LLC had three majority owned subsidiaries, Medley Seed Funding I LLC, Medley Seed Funding II LLC and STRF Advisors LLC, which are consolidated VIEs. Each of these entities was organized as a limited liability company and was legally formed to either manage a designated fund or to strategically invest capital as well as isolate business risk. As of September 30, 2019, total assets and total liabilities, after eliminating entries, of these VIEs reflected in the consolidated balance sheets were $20.3 million and less than $0.1 million, respectively. As of December 31, 2018, total assets and total liabilities, after eliminating entries, of these VIEs reflected in the consolidated balance sheets were $22.2 million and less than $0.1 million, respectively. Except to the extent of the assets of these VIEs that are consolidated, the holders of the consolidated VIEs’ liabilities generally do not have recourse to the Company.
Seed Investments
The Company accounts for seed investments through the application of the voting interest model under ASC 810-10-25-1 through 25-14 and consolidates a seed investment when the investment advisor holds a controlling interest, which is, in general,

Medley LLC
Notes to Condensed Consolidated Financial Statements (unaudited)

50% or more of the equity in such investment. For seed investments in which the Company does not hold a controlling interest, the Company accounts for such seed investment under the equity method of accounting, at its ownership percentage of such seed investment’s net asset value.
The Company seed funded $2.1 million to Sierra Total Return Fund ("STRF"), which commenced investment operations in June 2017. As of and since inception through September 30, 2019, the Company owned 100% of the equity of STRF and, as such, consolidates STRF in its condensed consolidated financial statements.
The condensed balance sheet of STRF as of September 30, 2019 and December 31, 2018 is presented in the table below.

	As of
	September 30, 2019	December 31, 2018

Assets	(in thousands)
Cash and cash equivalents	$300	$274
Investments, at fair value	1,777	1,952
Other assets	190	248
Total assets	$2,267	$2,474
Liabilities and Equity
Accrued expenses and other liabilities	$305	$330
Equity	1,962	2,144
Total liabilities and equity	$2,267	$2,474
As of September 30, 2019, the Company's condensed consolidated balance sheet reflects the elimination of $0.1 million of other assets, $0.1 million of accrued expenses and other liabilities and $2.0 million of equity as a result of the consolidation of STRF. As of December 31, 2018, the Company's condensed consolidated balance sheet reflects the elimination of $0.2 million of other assets, $0.1 million of accrued expenses and other liabilities and $2.1 million of equity as a result of the consolidation of STRF. During the three and nine months ended September 30, 2019 and 2018, this fund did not generate any significant income or losses from operations.
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
As of September 30, 2019, the Company recorded investments, at fair value, attributed to these non-consolidated VIEs of $3.5 million, receivables of $1.7 million included as a component of other assets and a clawback obligation of $7.2 million included as a component of accounts payable, accrued expenses and other liabilities on the Company’s consolidated balance sheets. As of December 31, 2018, the Company recorded investments, at fair value, attributed to non-consolidated VIEs of $4.2 million, receivables of $1.8 million included as a component of other assets and a clawback obligation of $7.2 million included as a component of accounts payable, accrued expenses and other liabilities on the Company’s consolidated balance sheets. As of September 30, 2019, the Company’s maximum exposure to losses from these entities is $5.2 million.
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
Cash and Cash Equivalents
Cash and cash equivalents include liquid investments in money market funds and demand deposits. The Company had cash balances with financial institutions in excess of Federal Deposit Insurance Corporation insured limits as of September 30, 2019 and December 31, 2018. The Company monitors the credit standing of these financial institutions and has not experienced, and has no expectations of experiencing, any losses with respect to such balances.
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

Medley LLC
Notes to Condensed Consolidated Financial Statements (unaudited)

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

Medley LLC
Notes to Condensed Consolidated Financial Statements (unaudited)

of a particular fund that results in a decrease of cumulative fees earned to date. Since fund return hurdles are cumulative, previously recognized carried interest also may be reversed in a period of appreciation that is lower than the particular fund's hurdle rate.
Carried interest received in prior periods may be required to be returned by the Company in future periods if the funds’ investment performance declines below certain levels. Each fund is considered separately in this regard and, for a given fund, carried interest can never be negative over the life of a fund. If upon a hypothetical liquidation of a fund’s investments, at their then current fair values, previously recognized and distributed carried interest would be required to be returned, a liability is established for the potential clawback obligation. For the three months ended September 30, 2019, the Company did not receive any carried interest distributions. For the nine months ended September 30, 2019, the Company received a carried interest distribution of $0.3 million from one of its managed funds with no clawback liability established. Prior to the distribution received during the nine months ended September 30, 2019, the Company had not received any carried interest distributions, except for tax distributions related to the Company’s allocation of net income, which included an allocation of carried interest. Pursuant to the organizational documents of each respective fund, a portion of these tax distributions may be subject to clawback. As of September 30, 2019 and December 31, 2018, the Company had accrued $7.2 million for clawback obligations that would need to be paid if the funds were liquidated at fair value as of the end of the reporting period. The Company’s actual obligation, however, would not become payable or realized until the end of a fund’s life.
During the three and nine months ended September 30, 2019, the Company's reversal of previously recognized carried interest was $0.1 million and less than $0.1 million, respectively. During the three and nine months ended September 30, 2018, the Company's reversal of previously recognized carried interest was $0.6 million and less than $0.1 million, respectively.
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
In August 2018, the FASB issued ASU 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (a consensus of the FASB Emerging Issues Task Force). This ASU aligns the accounting for costs incurred to implement a cloud computing arrangement that is a service arrangement with the guidance on capitalizing costs associated with developing or obtaining internal-use software. It addresses when costs should be capitalized rather than expensed, the term to use when amortizing capitalized costs, and how to evaluate the unamortized portion of these capitalized implementation costs for impairment. This ASU also includes guidance on how to present implementation costs in the financial statements and creates additional disclosure requirements. The accounting for the service element of a hosting arrangement that is a service contract is not affected by these amendments. This ASU is effective for fiscal years beginning after December 15, 2019, including interim reporting within those fiscal years. Early adoption is permitted and can be applied either retrospectively or prospectively. The Company is currently evaluating the transition methods and the impact the adoption of this standard may have on its consolidated financial statements.

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
The Company accounts for performance fees which represent capital allocations to the general partner or investment manager pursuant to accounting rules relating to investments accounted for under the equity method of accounting. As such, these types of performance fees are not within the scope of the new revenue recognition standard and the above significant judgments and constraints do not apply to them. Refer to Note 2, “Summary of Significant Accounting Policies”, and Note 4, “Investments”, for additional information.
Revenue by Category
The following table presents the Company's revenue from contracts with customers disaggregated by type of customer for the three and nine months ended September 30, 2019:

	Permanent Capital Vehicles	Long-dated Private Funds	SMAs	Other	Total

For the three months ended September 30, 2019	(in thousands)
Management fees	$6,593	$1,616	$1,398	$—	$9,607
Other revenues and fees	2,075	—	—	546	2,621
Total revenues from contracts with customers	$8,668	$1,616	$1,398	$546	$12,228

For the nine months ended September 30, 2019
Management fees	$21,144	$5,185	$4,399	$—	$30,728
Other revenues and fees	5,327	—	—	2,404	7,731
Total revenues from contracts with customers	$26,471	$5,185	$4,399	$2,404	$38,459

Medley LLC
Notes to Condensed Consolidated Financial Statements (unaudited)

The following table presents the Company's revenue from contracts with customers disaggregated by type of customer for the three and nine months ended September 30, 2018:

	Permanent Capital Vehicles	Long-dated Private Funds	SMAs	Other	Total

For the three months ended September 30, 2018	(in thousands)
Management fees	$8,477	$2,180	$1,679	$—	$12,336
Other revenues and fees	1,558	—	—	1,211	2,769
Total revenues from contracts with customers	$10,035	$2,180	$1,679	$1,211	$15,105

For the nine months ended September 30, 2018
Management fees	$25,244	$6,223	$4,919	$—	$36,386
Other revenues and fees	5,323	—	—	2,813	8,136
Total revenues from contracts with customers	$30,567	$6,223	$4,919	$2,813	$44,522
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
These contract liabilities are reported as deferred revenue within accounts payable, accrued expenses and other liabilities on the condensed consolidated balance sheets and amounted to $0.2 million and $0.3 million as of September 30, 2019 and December 31, 2018, respectively. During the three months ended September 30, 2019 and 2018, the Company recognized revenue from amounts included in deferred revenue of $0.2 million and $0.1 million, respectively, and received cash deposits of $0.2 million, for each period. During the nine months ended September 30, 2019 and 2018, the Company recognized revenue from amounts included in deferred revenue of $0.5 million for each period, and received cash deposits of $0.3 million and $0.5 million, respectively.
The Company did not have any contract assets as of September 30, 2019 or December 31, 2018.
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

Medley LLC
Notes to Condensed Consolidated Financial Statements (unaudited)

4. INVESTMENTS
Investments consist of the following:

	As of
	September 30, 2019	December 31, 2018

	(in thousands)
Equity method investments, at fair value	$12,268	$13,422
Investment in shares of MCC, at fair value	20,090	20,633
Investment held at cost less impairment	196	418
Investments of consolidated fund	1,777	1,952
Total investments, at fair value	$34,331	$36,425
Equity Method Investments
Medley measures the carrying value of its public non-traded equity method investment in Sierra Income Corporation (“SIC” or “Sierra”), a related party, at NAV per share. Unrealized appreciation (depreciation) resulting from changes in NAV per share is reflected as a component of other investment loss, net on the Company's condensed consolidated statements of operations. The carrying value of the Company’s privately-held equity method investments is determined based on the amounts invested by the Company plus the equity in earnings or losses of the investee allocated based on the respective underlying agreements, less distributions received.
The Company evaluates its equity method investments for impairment whenever events or changes in circumstances indicate that the carrying amounts of such investments may not be recoverable. There were no impairment losses recorded during the three and nine months ended September 30, 2019 and 2018.
The Company's equity method investment in shares of Sierra were $6.7 million and $7.4 million as of September 30, 2019 and December 31, 2018, respectively. The remaining balance as of September 30, 2019 and December 31, 2018 relates primarily to the Company’s investments in Medley Opportunity Fund II, LP (“MOF II”), Medley Opportunity Fund III LP (“MOF III”), Medley Opportunity Fund Offshore III LP (“MOF III Offshore”) and Aspect-Medley Investment Platform B LP (“Aspect B”).
For performance fees earned which represent a capital allocation to the general partner or investment manager, the Company accounts for them under the equity method of accounting. As of September 30, 2019 and December 31, 2018, the balance due to the Company for such performance fees was $0.8 million and $0.4 million, respectively. Revenues associated with these performance fees are classified as carried interest within investment income on the Company's condensed consolidated statements of operations.
The entities in which the Company's investments are accounted for under the equity method are considered to be related parties.
Investments in shares of MCC, at fair value
As of September 30, 2019 and December 31, 2018, the Company held 7,756,938 shares of MCC which are carried at fair value based upon the quoted market price on the exchange on which the shares trade. During the three months ended September 30, 2019 and 2018, the Company recognized unrealized gains of $1.9 million and $2.7 million, respectively, which are included as a component of other income (expense), net on the Company’s condensed consolidated statements of operations. During the nine months ended September 30, 2019 and 2018, the Company recognized unrealized losses of $0.5 million and $10.9 million, respectively, which are included as a component of other income (expenses), net on the Company’s condensed consolidated statements of operations.
Investment Held at Cost Less Impairment
The Company measures its investment in CK Pearl Fund, LP at cost less impairment, adjusted for observable price changes for an identical or similar investment of the same issuer as well as any distributions received during the period. The carrying amount of this investment was $0.2 million and $0.4 million as of September 30, 2019 and December 31, 2018, respectively. The Company performs a quantitative and qualitative assessment at each reporting date to determine whether the investment is impaired and an impairment loss equal to the difference between the carrying value and fair value is recorded within other income (expenses), net on the Company's consolidated statement of operations if an impairment has been determined. There were no impairment losses recorded during the three and nine months ended September 30, 2019 and 2018.

Medley LLC
Notes to Condensed Consolidated Financial Statements (unaudited)

Investments of consolidated fund
Medley measures the carrying value of investments held by its consolidated fund at fair value. As of September 30, 2019, investments held by the Company's consolidated fund consisted of $0.2 million of equity investments and $1.5 million of senior secured loans. As of December 31, 2018, investments of consolidated fund consisted of $0.4 million of equity investments and $1.6 million of senior secured loans. Refer to Note 5, Fair Value Measurements, for additional information.
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

The following tables summarize the fair value hierarchy of the Company's financial assets measured at fair value:

	As of September 30, 2019
	Level I	Level II	Level III	Total

Assets	(in thousands)
Investments of consolidated fund	$182	$—	$1,595	$1,777
Investment in shares of MCC	20,090	—	—	20,090
Total Assets	$20,272	$—	$1,595	$21,867

	As of December 31, 2018
	Level I	Level II	Level III	Total

Assets	(in thousands)
Investments of consolidated fund	$258	$—	$1,694	$1,952
Investment in shares of MCC	20,633	—	—	20,633
Total Assets	$20,891	$—	$1,694	$22,585

Medley LLC
Notes to Condensed Consolidated Financial Statements (unaudited)

Included in investments of consolidated fund as of September 30, 2019 are Level I assets of $0.2 million in equity investments and Level III assets of $1.6 million, which consists of senior secured loans and equity investments. Included in investments of consolidated fund as of December 31, 2018 are Level I assets of $0.3 million in equity investments and Level III assets of $1.7 million, which consists of senior secured loans and preferred equity investments. The significant unobservable inputs used in the fair value measurement of Level III assets of the consolidated fund's investments in senior secured loans include market yields. Significant increases or decreases in market yields in isolation would result in a significantly higher or lower fair value measurement. There were no significant unrealized gains or losses related to the investments of consolidated fund for each of the three and nine months ended September 30, 2019 and 2018.
The following is a summary of changes in fair value of the Company's financial assets that have been categorized within Level III of the fair value hierarchy:

	Level III Financial Assets as of September 30, 2019
	Balance at December 31, 2018	Purchases	Transfers In or (Out) of Level III	Unrealized Appreciation/(Depreciation)	Sale of Level III Assets	Balance at September 30, 2019

	(in thousands)
Investments of consolidated fund	$1,694	539	—	(58)	(580)	$1,595
A review of the fair value hierarchy classifications is conducted on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification for certain financial assets or liabilities. Reclassifications impacting all levels of the fair value hierarchy are reported as transfers in or out of Level I, II or III category as of the beginning of the quarter during which the reclassifications occur. There were no transfers between levels in the fair value hierarchy during the three and nine months ended September 30, 2019.
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
6. LEASES
On January 1, 2019, the Company adopted ASC 842, Leases, under the modified retrospective method where any transition adjustments are recorded through a cumulative adjustment to retained earnings in the period of adoption. This new accounting standard requires a dual approach for lessee accounting whereby a lessee accounts for lease arrangements as either operating leases or finance leases. A lease is defined as a contract, or part of a contract, that conveys the right to control the use of identified property, plant or equipment for a period of time in exchange for consideration. The Company has elected the transition relief package of practical expedients permitted within ASC 842. Accordingly, the Company has not reassessed the classification of its existing leases as of the transition date, whether existing contracts at the transition date contain a lease, or whether unamortized initial direct costs before the transition adjustments would have met the definition of initial direct costs at lease commencement. The Company also applied practical expedients to not separate lease and non-lease components for all new leases as well as leases commencing before the effective date, if certain criteria are met, and does not record leases on its consolidated balance sheet with expected terms of twelve months or less. Upon adoption of ASC 842, the Company recognized $8.2 million of right-of-use assets under operating leases and operating lease liabilities of $10.2 million.
Under ASC 842, at the inception of an arrangement, the Company determines whether the arrangement is or contains a lease based on the circumstances present. Leases with a term greater than one year are recognized on the balance sheet as right-of-use assets and lease liabilities. Lease liabilities and the corresponding right-of-use assets are recorded based on the present values of lease payments over the expected lease terms. The Company’s expected lease terms may include options to extend or terminate the lease when it is reasonably certain that it will exercise that option. When determining if a renewal option is reasonably certain of being exercised, the Company considers several factors, including but not limited to, the significance of leasehold improvements incurred on the property, whether the asset is difficult to replace, or specific characteristics unique to the particular lease that would make it reasonably certain that the Company would exercise such option. The Company has concluded that renewal and early termination options are not reasonably certain of being exercised by the Company and thus not included in the calculation of its right-of-use assets and operating lease liabilities. The interest rate implicit in lease contracts is typically not readily determinable.

Medley LLC
Notes to Condensed Consolidated Financial Statements (unaudited)

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
The components of lease cost and other information for the three and nine months ended September 30, 2019 are as follows:

	For the Three Months Ended September 30, 2019	For the Nine Months Ended September 30, 2019
Lease cost	(in thousands)
Operating lease costs	$637	$1,895
Variable lease costs	—	—
Sublease income	(113)	(342)
Total lease cost	$524	$1,553

Supplemental balance sheet information related to leases as of September 30, 2019 are as follows:

Weighted-average remaining lease term (in years)	3.8
Weighted-average discount rate	8.2%

Future payments for operating leases as of September 30, 2019 are as follows (in thousands):

Remaining 2019	$680
2020	2,846
2021	2,483
2022	2,441
2023	1,823
Total future lease payments	10,273
Less imputed interest	(1,501)
Operating lease liabilities, as reported	$8,772
For the three and nine months ended September 30, 2018, rent expense amounted to $0.6 million and $1.8 million, respectively. There is no material difference between the amount of lease expense recognized under the new lease accounting standard versus the superseded lease accounting standard.

Medley LLC
Notes to Condensed Consolidated Financial Statements (unaudited)

7. OTHER ASSETS
Other assets consist of the following:

	As of
	September 30, 2019	December 31, 2018

	(in thousands)
Fixed assets, net of accumulated depreciation and amortization of $3,974 and $3,446, respectively	$2,650	$3,140
Security deposits	1,975	1,975
Administrative fees receivable (Note 13)	2,127	1,645
Deferred tax assets (Note 14)	3,198	3,144
Due from affiliates (Note 13)	2,717	2,215
Prepaid expenses and income taxes	593	761
Other assets	559	1,265
Total other assets	$13,819	$14,145
8. SENIOR UNSECURED DEBT
The carrying value of the Company’s senior unsecured debt consist of the following:

	As of
	September 30, 2019	December 31, 2018

	(in thousands)
2026 Notes, net of unamortized discount and debt issuance costs of $2,675 and $2,946, respectively	$50,920	$50,649
2024 Notes, net of unamortized premium and debt issuance costs of $1,730 and $2,031 respectively	67,270	66,969
Total senior unsecured debt	$118,190	$117,618

Medley LLC
Notes to Condensed Consolidated Financial Statements (unaudited)

2026 Notes
On August 9, 2016 and October 18, 2016, the Company issued debt consisting of $53.6 million in aggregate principal amount of senior unsecured notes due 2026 at a stated coupon rate of 6.875% (the "2026 Notes"). The net proceeds from these offerings were used to pay down a portion of the Company's outstanding indebtedness under its Term Loan Facility. Interest is payable quarterly. The 2026 Notes are subject to redemption in whole or in part at any time or from time to time, at the option of the Company, on or after August 15, 2019 at a redemption price per security equal to 100% of the outstanding principal amount thereof plus accrued and unpaid interest payments. The 2026 notes were recorded net of discount and direct issuance costs of $3.8 million which are being amortized over the term of the notes using the effective interest rate method. The 2026 Notes are listed on the New York Stock Exchange and trade thereon under the trading symbol “MDLX.” The fair value of the 2026 Notes based on their underlying quoted market price was $42.4 million as of September 30, 2019.
Interest expense on the 2026 Notes, including accretion of note discount and amortization of debt issuance costs, was $1.0 million for each of the three months ended September 30, 2019 and 2018, and $3.0 million for each of the nine months ended September 30, 2019 and 2018.
2024 Notes
On January 18, 2017 and February 22, 2017, the Company issued $69.0 million in aggregate principal amount of senior unsecured notes due 2024 at a stated coupon rate of 7.25% (the "2024 Notes"). The net proceeds from these offerings were used to pay down the remaining portion of the Company's outstanding indebtedness under its Term Loan Facility with the remaining to be used for general corporate purposes. Interest is payable quarterly and interest payments commenced on April 30, 2017. The 2024 Notes are subject to redemption in whole or in part at any time or from time to time, at the option of the Company, on or after January 30, 2020 at a redemption price per security equal to 100% of the outstanding principal amount thereof plus accrued and unpaid interest payments. The 2024 notes were recorded net of premium and direct issuance costs of $2.8 million which are being amortized over the term of the notes using the effective interest rate method. The 2024 Notes are listed on the New York Stock Exchange and trade thereon under the trading symbol “MDLQ.” The fair value of the 2024 Notes based on their underlying quoted market price was $57.7 million as of September 30, 2019.
Interest expense on the 2024 Notes, including amortization of debt premium and debt issuance costs, was $1.4 million for each of the three months ended September 30, 2019 and 2018, and $4.1 million for each of the nine months ended September 30, 2019 and 2018.
9. LOANS PAYABLE
Loans payable consist of the following:

	As of
	September 30, 2019	December 31, 2018
	(in thousands)
Non-recourse promissory notes, net of unamortized discount of $108 at December 31, 2018	$10,000	$9,892
Total loans payable	$10,000	$9,892
Non-Recourse Promissory Notes
In April 2012, the Company borrowed $10.0 million under two non-recourse promissory notes. Proceeds from the borrowings were used to purchase 1,108,033 shares of common stock of SIC, which were pledged as collateral for the obligations. Interest on the notes is paid monthly and is equal to the dividends received by the Company related to the pledged shares. The Company may prepay the notes in whole or in part at any time without penalty and the lenders may call the notes if certain conditions are met. The proceeds from the notes were recorded net of issuance costs of $3.8 million and were being accreted, using the effective interest method, over the original term of the non-recourse promissory notes. Total interest expense under these notes, including accretion of the notes discount, was $0.2 million and $0.3 million for the three months ending September 30, 2019 and 2018, respectively, and $0.7 million and $1.0 million for the nine months ended September 30, 2019 and 2018, respectively. The notes had an original maturity date of March 31, 2019. On February 28, 2019, the Company entered into an amendment which extended the original maturity date to June 30, 2019 and then on June 28, 2019, the Company entered into another amendment which extended the June 30, 2019 maturity date to December 31, 2019. In consideration for the June 28, 2019 amendment, the interest rate on these notes were increased by 1.0% per annum. The fair value of the outstanding balance of the notes was $10.0 million as of September 30, 2019 and December 31, 2018.
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
Contractual Maturities of Loans Payable
As further described above, upon closing of the Company's pending merger with Sierra, the Company's two non-recourse promissory notes and revenue sharing arrangement would be settled for payment of $6.5 million on or prior to the merger closing date and delivery of the New Promissory Note. If the pending merger does not close, $10.0 million of future principal payments will be due, relating to loans payable, on December 31, 2019.
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

Medley LLC
Notes to Condensed Consolidated Financial Statements (unaudited)

Effective May 13, 2019, the Company terminated the Revolving Credit Facility. There were no early termination penalties incurred by the Company. For the three months ended September 30, 2019, there was no amortization of deferred issuance costs associated with the Revolving Credit Facility. Amortization of deferred issuance costs were less than $0.1 million for the three months ended September 30, 2018. For the nine months ended September 30, 2019 and 2018, amortization of deferred issuance costs associated with the Revolving Credit Facility were $0.1 million and less than $0.1 million, respectively. The Company had not incurred any borrowings under the Revolving Credit Facility since its inception.
10. DUE TO FORMER MINORITY INTEREST HOLDER
This balance consists of the following:

	As of
	September 30, 2019	December 31, 2018

	(in thousands)
Due to former minority interest holder, net of unamortized discount of $1,765 and $2,598, respectively	$8,735	$11,402
Total due to former minority interest holder	$8,735	$11,402

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

In December 2018, Medley LLC entered into a Letter Agreement with Strategic Capital Advisory Services, LLC, whereby consideration of $14.0 million was agreed upon for the satisfaction in full of all amounts owed by Medley under the LLC Agreement. The amount due will be paid in sixteen equal installments through August 5, 2022. The Company evaluated this agreement under ASC 470-50, Debt - Modifications and Extinguishment, to determine if modification or extinguishment treatment was necessary. After performing this analysis, the Company determined modification treatment was appropriate and a new effective interest rate was established on the modification date.

As of September 30, 2019 future payments due to the former minority interest holder are as follows (in thousands):

Remaining in 2019	$875
2020	3,500
2021	3,500
2022	2,625
Total future payments	$10,500

The amount due is payable in quarterly installments over a four year period, beginning in January 2019. For the three and nine months ended September 30, 2019, the amortization of the discount was $0.3 million and $0.8 million, respectively, and is included as a component of interest expense on the Company's condensed consolidated statements of operations.

Medley LLC
Notes to Condensed Consolidated Financial Statements (unaudited)

11. ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER LIABILITIES
Accounts payable, accrued expenses and other liabilities consist of the following:

	As of
	September 30, 2019	December 31, 2018

	(in thousands)
Accrued compensation and benefits	$4,581	$7,438
Due to affiliates (Note 13)	7,203	7,635
Revenue share payable (Note 12)	2,519	2,976
Accrued interest	1,294	1,294
Professional fees	2,487	2,594
Deferred rent	—	2,035
Deferred tax liabilities (Note 14)	78	60
Accounts payable and other accrued expenses	1,786	2,412
Total accounts payable, accrued expenses and other liabilities	$19,948	$26,444

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
Capital Commitments to Funds
As of September 30, 2019 and December 31, 2018, the Company had aggregate unfunded commitments of $0.3 million to certain long-dated private funds.
Other Commitments
In April 2012, the Company entered into an obligation to pay to a third party a fixed percentage of management and incentive fees received by the Company from Sierra. The agreement was entered into contemporaneously with the $10.0 million non-recourse promissory notes that were issued to the same parties (Note 9). The two transactions were deemed to be related freestanding contracts and the $10.0 million of loan proceeds were allocated to the contracts using their relative fair values. At inception, the Company recognized an obligation of $4.4 million representing the present value of the future cash flows expected to be paid under this agreement. As of September 30, 2019 and December 31, 2018, this obligation amounted to $2.5 million and $3.0 million, respectively, and is recorded as revenue share payable, a component of accounts payable, accrued expenses and other liabilities on the consolidated balance sheets. The change in the estimated cash flows for this obligation is recorded in other expenses, net on the Company's condensed consolidated statements of operations.
On January 31, 2019, the Company entered into a termination agreement with the lenders which would become effective upon the closing of the Company's pending merger with Sierra. In accordance with the provisions of the termination agreement, the Company would pay the lenders $6.5 million on or prior to the merger closing date, reimburse the lenders for their out of pocket legal fees and enter into a six month $6.5 million promissory note. The promissory note would bear interest at seven percentage points over the LIBOR Rate, as defined in the termination agreement. Such consideration would be for the full satisfaction of the two non-recourse promissory notes disclosed in Note 9 as well as the Company's revenue share obligation described above.
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

Medley LLC
Notes to Condensed Consolidated Financial Statements (unaudited)

One of the Company's subsidiaries, MCC Advisors LLC, was named as a defendant in a lawsuit on May 29, 2015, by Moshe Barkat and Modern VideoFilm Holdings, LLC (“MVF Holdings”) against MCC, MOF II, MCC Advisors LLC, Deloitte Transactions and Business Analytics LLP A/K/A Deloitte ERG(“Deloitte”), Scott Avila (“Avila”), Charles Sweet, and Modern VideoFilm, Inc. (“MVF”). The lawsuit is pending in the California Superior Court, Los Angeles County, Central District, as Case No. BC 583437. The lawsuit was filed after MCC, as agent for the lender group, exercised remedies following a series of defaults by MVF and MVF Holdings on a secured loan with an outstanding balance at the time in excess of $65 million. The lawsuit sought damages in excess of $100 million. Deloitte and Avila have settled the claims against them in exchange for payment of $1.5 million. On June 6, 2016, the court granted the Medley defendants’ demurrers on several counts and dismissed Mr. Barkat’s claims with prejudice except with respect to his claim for intentional interference with contract. On March 18, 2018, the court granted the Medley defendants’ motion for summary adjudication with respect to Mr. Barkat’s sole remaining claim against the Medley Defendants for intentional interference. Now that the trial court has ruled in favor of the Medley defendants on all counts, the only remaining claims in the Barkat litigation are MCC and MOF II’s affirmative counterclaims against Mr. Barkat and MVF Holdings, which MCC and MOF II are diligently prosecuting.
On August 29, 2016, MVF Holdings filed another lawsuit in the California Superior Court, Los Angeles County, Central District, as Case No. BC 631888 (the “Derivative Action”), naming MCC Advisors LLC and certain of Medley’s employees as defendants, among others. The plaintiff in the Derivative Action, asserts claims against the defendants for breach of fiduciary duty, aiding and abetting breach of fiduciary duty, unfair competition, breach of the implied covenant of good faith and fair dealing, interference with prospective economic advantage, fraud, and declaratory relief. MCC Advisors LLC and the other defendants believe the causes of action asserted in the Derivative Action are without merit and all defendants intend to continue to assert a vigorous defense. All proceedings in the Derivative Action were stayed as a result of the chapter 11 bankruptcy proceedings of MVF, which were commenced on May 16, 2018. On August 29, 2016, however, despite the automatic stay of the MVF Bankruptcy, the Plaintiff filed an amended complaint seeking to restyle the derivative action into a direct action to circumvent the MVF bankruptcy’s automatic stay. To date, the California Superior Court has not proceeded with the amended complaint. MVF recently stipulated to relief from the automatic stay on July 19, 2019, which relief was approved by the bankruptcy court on August 30, 2019, allowing the litigation to proceed.
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

Medley LLC
Notes to Condensed Consolidated Financial Statements (unaudited)

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
On January 25, 2019, two purported class actions were commenced in the Supreme Court of the State of New York, County of New York, by alleged stockholders of Medley Capital Corporation, captioned, respectively, Helene Lax v. Brook Taube, et al., Index No. 650503/2019, and Richard Dicristino, et al. v. Brook Taube, et al., Index No. 650510/2019 (together with the Lax Action, the “New York Actions”). Named as defendants in each complaint are Brook Taube, Seth Taube, Jeffrey Tonkel, Arthur S. Ainsberg, Karin Hirtler-Garvey, John E. Mack, Mark Lerdal, Richard T. Allorto, Jr., Medley Capital Corporation, Medley Management Inc., Sierra Income Corporation, and Sierra Management, Inc. The complaints in each of the New York Actions allege that the individuals named as defendants breached their fiduciary duties in connection with the proposed merger of MCC with and into Sierra, and that the other defendants aided and abetted those alleged breaches of fiduciary duties. Compensatory damages in unspecified amounts are sought. On February 27, 2019, the Court entered a stipulated scheduling order requiring that defendants respond to the complaints 45 days following the later of (a) the stockholder vote on the proposed merger and (b) plaintiffs’ filing of a consolidated, amended complaint. A preliminary conference is scheduled to take place on November 19, 2019. The defendants believe the claims asserted in the New York Actions are without merit and they intend to defend these lawsuits vigorously. At this time, we are unable to determine whether an unfavorable outcome from these matters is probable or remote or to estimate the amount or range of potential loss, if any.
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

Medley LLC
Notes to Condensed Consolidated Financial Statements (unaudited)

Medley Group LLC (the “Medley Parties”), on the one hand, and FrontFour, on behalf of itself and a class of similarly situated stockholders of MCC, on the other hand, in connection with the FrontFour Action.
The Stipulation provides for the settlement of all claims brought against the Medley Parties in the FrontFour Action. Under the Stipulation, MCC agreed to seek the agreement and/or consent of Sierra to effect certain amendments to (i) the MCC Merger Agreement and (ii) the MDLY Merger Agreement (together with the MCC Merger Agreement, the “Merger Agreements”), which have been reflected in the revised Merger Agreements annexed to the Stipulation. The Stipulation also provides for, if the MCC Merger is consummated, the creation of a settlement fund, consisting of $17 million in cash and $30 million of Sierra stock, with the number of shares of Sierra stock to be calculated using the pro forma net asset value reported in the future proxy supplement describing the amendments to the MCC Merger Agreement, which will be distributed to eligible members of the Settlement Class (as defined in the Stipulation). Under the Stipulation, MDLY also consented to certain amendments to the Merger Agreements that have been reflected in the revised Merger Agreements annexed to the Stipulation. In addition, in connection with the Stipulation, on July 29, 2019, MCC entered into a Governance Agreement with FrontFour Capital Group LLC, FrontFour Master Fund, Ltd., FrontFour Capital Corp., FrontFour Opportunity Fund, David A. Lorber, Stephen E. Loukas and Zachary R. George, pursuant to which, among other matters, FrontFour is subject to customary standstill restrictions and required to vote in favor of the MCC Merger at a meeting of stockholders to approve the Amended MCC Merger Agreement.
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
The Stipulation further provides that MCC and FrontFour shall work together in good faith to agree to supplemental disclosures relating to the transactions contemplated by the Merger Agreements consistent with the Decision. The Stipulation is subject to the approval of the Court. On September 26, 2019, FrontFour filed a motion seeking an order approving the Stipulation, and also moved for the Court to award plaintiffs’ counsel attorneys’ fees in the amount of $22 million and expenses in the amount of $420,334.97 (the “Fee Application”). The Court held a hearing to consider the Stipulation and the Fee Application on October 24, 2019. The parties submitted supplemental briefing with respect to the Stipulation on October 31, 2019.  To date, the Court has not issued a decision with respect to approval of the Stipulation or the Fee Application.
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

Medley LLC
Notes to Condensed Consolidated Financial Statements (unaudited)

establish performance and other objectives for the year for such annual bonus, in consultation with management. During their first year of employment, the combined target annual bonuses could amount up to $10.9 million of which $4.1 million would consist of cash and $6.8 million in the form of restricted stock units which would vest over a three year period.
The employment agreements also set forth bonuses for 2019 which the Board or the compensation committee of the post-merger company may increase in recognition of performance in excess of performance objectives. The aggregate 2019 bonuses to certain pre-IPO owners amount to $10.9 million of which $4.1 million would be payable in cash and $6.8 million in the form of restricted stock units which would vest over a three year period. As of September 30, 2019, the Company did not accrue for any bonuses to these pre-IPO members as the 2019 bonus amounts per the employment agreements are not effective until the closing of the merger.
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
Total revenues recorded under these agreements for the three and nine months ended September 30, 2019 and 2018 are reflected in the table below:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018

	(in thousands)
MCC Admin Agreement	$822	$791	$2,437	$2,609
SIC Admin Agreement	980	515	2,158	1,960
Funds Admin Agreements	273	252	732	754
Total administrative fees from related parties	$2,075	$1,558	$5,327	$5,323

Medley LLC
Notes to Condensed Consolidated Financial Statements (unaudited)

Amounts due from related parties under these agreements are reflected in the table below:

	As of
	September 30, 2019	December 31, 2018

	(in thousands)
Amounts due from MCC under the MCC Admin Agreement	$862	$804
Amounts due from SIC under the SIC Admin Agreement	991	619
Amounts due from entities under the Funds Admin Agreements	274	222
Total administrative fees receivable	$2,127	$1,645
Management fee Waiver
During the first quarter of 2018, the Company voluntarily waived $0.4 million in management fees for MCC. There were no other management fee waivers during the three and nine months ended September 30, 2019 and 2018.
Reimbursement Agreement

In connection with the amended and restated limited liability agreement of Medley LLC, Medley LLC agreed to, at the sole discretion of the managing member, reimburse Medley Management Inc. for all expenses incurred, other than expenses incurred in connection with its income tax obligations. From time to time, the company may also advance funds to Medley Management Inc. to cover its operating needs. For the three months and nine months ended September 30, 2019, the Company recorded reimbursable expenses of $2.8 million and $4.6 million, respectively, which were recorded as a component of general, administrative and other expenses on the consolidated statements of operations. For the three months and nine months ended September 30, 2018, the Company recorded reimbursable expenses of $1.5 million and $2.8 million, respectively, which were recorded as a component of general, administrative and other expenses on the consolidated statements of operations. As of September 30, 2019 and December 31, 2018, amounts due from Medley Management Inc. were $1.7 million and $0.8 million, respectively.

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
Investments
Refer to Note 4, Investments, for information related to the Company's investments in related parties.
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

Medley LLC
Notes to Condensed Consolidated Financial Statements (unaudited)

14. INCOME TAXES
Deferred income taxes reflect the net effect of temporary differences between the tax basis of an asset or liability and its reported amount on the Company’s consolidated balance sheets. These temporary differences result in taxable or deductible amounts in future years. As of September 30, 2019 and December 31, 2018, the Company's deferred tax assets were $3.2 million and $3.1 million, respectively, which consists primarily of temporary differences relating to certain accrued expenses, stock-based compensation, unrealized losses and a tax benefit relating to tax goodwill. Deferred tax liabilities were $0.1 million as of September 30, 2019 and December 31, 2018.
The Company’s effective tax rate was 1.5% and 6.6% for the three months ended September 30, 2019 and 2018, respectively and 1.4% and (1.0)% for the nine months ended September 30, 2019 and 2018, respectively. The variance in the effective tax rate was primarily attributed to income allocated to one of our non-controlling interests of $1.7 million and $3.5 million for the three months ended September 30, 2019 and 2018, respectively, and losses of $0.3 million and $4.9 million for the nine months ended September 30, 2019 and 2018, respectively, which are not subject to income taxes and discrete items recorded during the periods presented relating to stock-based compensation.
Interest expense and penalties related to income tax matters are recognized as a component of the provision for income taxes and were not significant during the three and nine months ended September 30, 2019 and 2018. As of and during the three and nine months ended September 30, 2019 and 2018, there were no uncertain tax positions taken that were not more likely than not to be sustained.
15. COMPENSATION EXPENSE
Compensation generally includes salaries, bonuses, equity and profit sharing awards. Bonuses, equity and profit sharing awards are accrued over the service period to which they relate. Guaranteed payments made to the Company's senior professionals who are members of Medley LLC are recognized as compensation expense. The guaranteed payments to the Company’s Co-Chief Executive Officers are performance based and are periodically set subject to maximums based on the Company’s total assets under management. Such maximums aggregated to $1.3 million during each of the three months ended September 30, 2019 and 2018, and $3.8 million for each of the nine months ended September 30, 2019 and 2018. During the three and nine months ended September 30, 2019 and 2018, neither of the Company’s Co-Chief Executive Officers received any guaranteed payments.
Retirement Plan
The Company sponsors a defined-contribution 401(k) retirement plan that covers all employees. Employees are eligible to participate in the plan immediately, and participants are 100% vested from the date of eligibility. The Company makes contributions to the plan of 3% of an employee’s eligible wages, up to a maximum limit as determined by the Internal Revenue Service. The Company also pays all administrative fees related to the plan. During the three and nine months ended September 30, 2019, the Company's accrued contributions to the plan were less than $0.1 million and $0.4 million, respectively. During the three and nine months ended September 30, 2018, the Company's accrued contributions to the plan were $0.1 million and $0.5 million, respectively. As of September 30, 2019 and December 31, 2018 the Company's outstanding liability to the plan was $0.4 million and $0.5 million, respectively.
Stock-Based Compensation
In connection with the IPO of Medley management Inc., the Medley Management Inc. and Medley LLC adopted the Medley Management Inc. 2014 Omnibus Incentive Plan (as amended, the "Plan"). The purpose of the Plan is to provide a means through which the Company may attract and retain key personnel and to provide a means whereby directors, officers, employees, consultants and advisors (and prospective directors, officers, employees, consultants and advisors) of the Company can acquire and maintain an equity interest in the Company, Medley Management Inc. or be paid incentive compensation, including incentive compensation measured by reference to the value of Medley Management Inc.’s Class A common stock or Medley LLC’s unit interests, thereby strengthening their commitment to the welfare of the Company and aligning their interests with those of Medley Management Inc.'s stockholders. The Plan provides for the issuance of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), restricted LLC Units of Medley LLC, stock bonuses, other stock-based awards and cash awards. Shares of Class A common stock issued by MDLY in settlement of awards may be authorized and unissued shares, shares held in the treasury of MDLY, shares purchased on the market or by private purchase or a combination of the foregoing. On May 29, 2019, at Medley Management Inc.'s annual meeting of stockholders, MDLY’s stockholders approved an amendment to the Plan to increase the number of the awards available for issuance thereunder by 4,500,000 to 9,000,000. As of September 30, 2019, there were 3.2 million awards available to be granted under the Plan, as amended. Excluded from the available amount as of September 30, 2019 are Board approved employee awards of 399,400 RSUs and an award of restricted LLC Units with an aggregate grant date fair value of $1,000,000. The grant of these awards is conditioned on the closing of Medley Management Inc.'s pending merger with Sierra.

Medley LLC
Notes to Condensed Consolidated Financial Statements (unaudited)

The fair value of RSUs granted under the Plan is determined to be the fair value of the underlying shares of MDLY on the date of grant. The fair value of restricted LLC Units of Medley LLC is based on the public share price of MDLY at date of grant, adjusted for different distribution rights. The aggregate fair value of these awards is charged to compensation expense on a straight-line basis over the vesting period, which is generally up to five years, with the exception of certain restricted LLC Units that will only vest upon certain conditions such as death, disability, termination without cause or change of control. For these awards, compensation expense is recognized when such condition is met.
For the three and nine months ended September 30, 2019 stock-based compensation was $2.0 million and $5.2 million, respectively. Stock-based compensation was $1.5 million and $4.1 million for the three and nine months ended September 30, 2018, respectively.
16. REDEEMABLE NON-CONTROLLING INTERESTS
Changes in redeemable non-controlling interests during the nine months ended September 30, 2019 and 2018 are reflected in the table below:

	For the Nine Months Ended September 30,
	2019	2018

	(in thousands)
Beginning balance	$23,186	$53,741
Net loss attributable to redeemable non-controlling interests in consolidated subsidiaries	(321)	(3,120)
Distributions	(2,362)	(5,155)
Fair value adjustment to redeemable non-controlling interest in SIC Advisors LLC	—	(965)
Reclassification of redeemable non-controlling interest in SIC Advisors LLC, including fair value adjustment of $965, to accounts payable, accrued expenses and other liabilities	—	(12,275)
Ending balance	$20,503	$32,226
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
On July 31, 2018, a DMA Termination event occurred and the membership units held by the minority interest holder were redeemed by Medley. In connection with the DMA Termination, the Company reclassified SIC Advisors' minority interest balance from redeemable non-controlling interests in the mezzanine section of its consolidated balance sheet to due to former minority interest holder (Note 10), a component of total liabilities, at its then fair value. The fair value of the non-controlling interest was determined to be $12.3 million on the DMA Termination date and was adjusted through a $1.0 million charge to members equity.
During the three and nine months ended September 30, 2018, profits allocated to this non-controlling interest were $0.4 million and $2.1 million, respectively. Distributions during the nine months were $2.3 million and there were no distributions during the three months ended September 30, 2018. There were no profits or distributions allocated to this non-controlling interest subsequent the Company's redemption of the membership units held by the former minority interest holder.
On June 3, 2016, the Company entered into a Master Investment Agreement with DB MED Investor I LLC and DB MED Investor II LLC (the ‘‘Investors’’) to invest up to $50.0 million in new and existing Medley managed funds (the ‘‘Joint Venture’’). The Company agreed to contribute up to $10.0 million and an interest in STRF Advisors LLC, the investment advisor to Sierra Total Return Fund, in exchange for common equity interests in the Joint Venture. On June 6, 2017, the Company entered into an amendment to its Master Investment Agreement with the Investors, which provided for, among other things, an increase in the Company’s capital contribution to up to $13.8 million and extended the term of the Joint Venture from seven to ten years. The Investors agreed to invest up to $40.0 million in exchange for preferred equity interests in the Joint Venture. Total contributions to the Joint Venture amounted to $53.8 million and were used to purchase $51.8 million of MCC shares on the open market and

Medley LLC
Notes to Condensed Consolidated Financial Statements (unaudited)

seed fund $2.0 million to STRF. On account of the preferred equity interests, the Investors will receive an 8% preferred distribution, 15% of the Joint Venture’s profits, and all of the profits from the contributed interest in STRF Advisors LLC. The Company may make a capital contribution to fund the 8% preferred distribution but is limited to one contribution in any rolling twelve month period without the prior written consent of the Investors. Medley has the option, subject to certain conditions, to cause the Joint Venture to redeem the Investors’ interest in exchange for repayment of the outstanding investment amount at the time of redemption, plus certain other considerations. The Investors have the right, after ten years, to redeem their interests in the Joint Venture. As such, the Investors’ interest in the Joint Venture is included as a component of redeemable non-controlling interests on the Company’s condensed consolidated balance sheets and amounted to $21.3 million and $23.9 million as of September 30, 2019 and December 31, 2018, respectively. During the three and nine months ended September 30, 2019 the Company made a capital contribution of $0.7 million to cover the 8% preferred distribution which was paid to the Investors in July 2019.
The Investors also have the right upon the occurrence of certain events (the "Put Option Trigger Event") to redeem their interests in the Joint Venture. Upon a Put Option Trigger Event the Investors have the right to exercise a put option in which the Investors shall be entitled to put their preferred interest back to the Joint Venture. The Joint Venture can satisfy the put in cash or in kind in an amount equal to the amount necessary to satisfy the Fund Share Interest Redemption Price, as defined.
In October 2019, the Joint Venture did not make the 8% preferred distribution resulting in a Put Option Trigger Event and the Investors subsequently redeemed their interests, refer to Note 18, Subsequent Events, for further information.
During the three months ended September 30, 2019 and 2018, income allocated to this non-controlling interest were $1.7 million and $3.5 million, respectively. During the nine months ended September 30, 2019 and 2018, losses allocated to this non-controlling interest were $0.3 million and $4.9 million, respectively. During the three and nine months ended September 30, 2019 distributions paid were $0.8 million and $2.4 million, respectively. Distributions paid during the three and nine months ended September 30, 2018 distributions paid were $0.8 million and $2.9 million, respectively.
In October 2016, the Company executed an operating agreement for STRF Advisors LLC which provided the Company with the right to redeem membership units owned by the minority interest holder. The Company’s redemption right is triggered by the termination of the dealer manager agreement between STRF and SC Distributors LLC, an affiliate of the minority interest holder. As a result of this redemption feature, the non-controlling interest in STRF Advisors LLC is classified as in redeemable non-controlling interests in the mezzanine section of the balance sheet. During the three and nine months ended September 30, 2019, net losses allocated to this redeemable non-controlling interest were less than $0.1 million and $0.1 million, respectively. During the three and nine months ended September 30, 2018, net losses allocated to this redeemable non-controlling interest were $0.1 million and $0.3 million, respectively. As of September 30, 2019 and December 31, 2018, the balance of the redeemable non-controlling interest in STRF Advisors LLC was $(0.8) million and $(0.7) million, respectively.
17. SUBSEQUENT EVENTS
Management has evaluated subsequent events through the date of issuance of the condensed consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the condensed consolidated financial statements as of and for the three and nine months ended September 30, 2019, except as disclosed below.
On October 22, 2019, Medley LLC, Medley Seed Funding I LLC (“Seed Funding I”), Medley Seed Funding II LLC (“Seed Funding II”), and Medley Seed Funding III LLC (“Seed Funding III”) received notice from DB MED Investor I LLC and DEB MED Investor II LLC that the Investors exercised their put option rights under the Master Investment Agreement (the “Agreement”). In accordance with their obligations under the Agreement, on October 25, 2019 and October 28, 2019, (i) Seed Funding I distributed to the Investors all of its assets , including the 7,756,938 shares of MCC, and (ii) Seed Funding III distributed to the Investors all of its assets, including its preferred interest in STRF Advisors LLC. By November 30, 2019, Seed Funding II expects to distribute to the Investors all of its assets, including cash and approximately 82,121 shares held by Seed Investor II in Sierra Total Return Fund. These distributions of assets by Seed Funding I, Seed Funding II and Seed Funding III are not expected to have a material impact on the net income attributed to Medley LLC.

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

•	Permanent capital vehicles: MCC, SIC and STRF, have a total AUM of $1.6 billion as of September 30, 2019.

•	Long-dated private funds and SMAs: MOF II, MOF III, MOF III Offshore, MCOF, Aspect, Aspect B, MCC JV, SIC JV and SMAs, have a total AUM of $2.6 billion as of September 30, 2019.
As of September 30, 2019, we had $4.3 billion of AUM, $1.6 billion in permanent capital vehicles and $2.6 billion in long-dated private funds and SMAs. Our AUM as of September 30, 2019 declined by 11% year-over-year which was driven primarily by: (i) the termination of MCC's revolver commitment with ING, (ii) MCC's repayment of debt, (iii) distributions and (iv) changes in fund values. Our compounded annual AUM growth rate from December 31, 2010 through September 30, 2019 was 18% and our compounded annual Fee Earning AUM growth rate was 11%, both of which have been driven in large part by the growth in our permanent capital vehicles. As of September 30, 2019, we had $2.3 billion of Fee Earning AUM which consisted of $1.4 billion in permanent capital vehicles and $0.9 billion in long-dated private funds and SMAs. Typically the investment periods of our institutional commitments range from 18 to 24 months and we expect our Fee Earning AUM to increase as capital commitments included in AUM are invested.
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

For the three and nine months ended September 30, 2019, 82% of our revenues were generated from management fees and carried interest derived primarily from net interest income on senior secured loans.
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
Registered Public Offering of Medley LLC Notes.
On August 9, 2016, we completed a registered public offering of $25.0 million of an aggregate principal amount of 6.875% senior notes due 2026 (the "2026 Notes") at a public offering price of 100% of the principal amount. On October 18, 2016, we completed a public offering of an additional $28.6 million in aggregate principal amount of the 2026 Notes at a public offering price of $24.45 for each $25.00 principal amount of notes. The notes mature on August 15, 2026 and interest is payable quarterly. The notes will be redeemable in whole or in part at our option on or after August 15, 2019 at a redemption price of 100% of the aggregate principal amount plus accrued and unpaid interest payments. We used the net proceeds from the offering to repay a portion of the outstanding indebtedness under our Term Loan Facility. The 2026 Notes are listed on the New York Stock Exchange and trades thereon under the trading symbol “MDLX.”

On January 18, 2017, we completed a registered public offering of $34.5 million of an aggregate principal amount of 7.25% senior notes due 2024 (the “2024 Notes”) at a public offering price of 100% of the principal amount. On February 22, 2017, we completed a public offering of an additional $34.5 million in aggregate principal amount of the 2024 Notes at a public offering price of $25.25 for each $25.00 principal amount of notes. The 2024 Notes mature on January 30, 2024 and interest is payable quarterly commencing on April 30, 2017. The notes will be redeemable in whole or in part at our option on or after January 30, 2020 at a redemption price of 100% of the aggregate principal amount plus accrued and unpaid interest payment. We used the net proceeds from the offering to repay the remaining outstanding indebtedness under the Term Loan Facility and for general corporate purposes. The 2024 Notes are listed on the New York Stock Exchange and trade thereon under the trading symbol “MDLQ.”
Reorganization and Initial Public Offering
In connection with the Initial Public Offering ("IPO") of Medley Management Inc., we amended and restated our limited liability agreement to modify our capital structure by reclassifying the 23,333,333 interests held by our pre-IPO members into a single new class of units. Our pre-IPO members also entered into an exchange agreement under which they (or certain permitted transferees thereof) have the right, subject to the terms of the exchange agreement, to exchange their LLC Units for shares of Medley Management Inc.’s Class A common stock on a one-for-one basis, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications. In addition, pursuant to the amended and restated limited liability agreement, Medley Management Inc. became the sole managing member of Medley LLC. Medley Management Inc. is controlled by the Pre-IPO owners who are subject to limited exceptions, were prohibited from transferring any LLC Units held by them or any shares of Class A common stock received upon exchange of such LLC units, until the third anniversary of the date of the closing of the IPO of Medley Management Inc. without the consent of the managing member. Therefore and prior to the fourth and fifth anniversaries of the closing of the IPO of Medley Management Inc., such holders could not transfer more than 33 1/3% and 66 2/3%, respectively, of the number of LLC Units held by them, together with the number of any shares of Class A common stock received by them upon exchange therefore, without the consent of the managing member.
Our Structure
We are a partially owned subsidiary of Medley Management Inc., a holding company whose sole material asset is a controlling equity interest in us. Medley Management Inc. operates and controls all of the business and affairs of the Company. Medley Management Inc. owns 100% of the voting interests in us and 18.7% of the issued and outstanding LLC Units of the Company. The remaining LLC Units (81.3%) are held by Brook Taube, Seth Taube and other members of senior management ("Senior Management Owners"). The LLC Units do not have any voting rights. Medley Management Inc. and the Senior Management Owners have also entered into an exchange agreement under which the Senior Management Owners (or certain permitted transferee) have the right (subject to the terms of the exchange agreement), to exchange their equity interests in Medley LLC for shares of Medley Management Inc.'s Class A common stock on a one-for-one basis, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications.
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
Holders of equity interest in Medley LLC (other than Medley Management Inc.) were subject to limited exceptions, prohibited from transferring any LLC Units held by them as of September 23, 2014 (the date of consummation of the IPO of Medley Management Inc.), or any shares of Medley Management Inc.'s Class A common stock received upon exchange of such LLC Units, until September 23, 2017, without Medley Management Inc.'s consent. Thereafter and prior to September 23, 2018 and September 23, 2019, such holders could not transfer more than 33 1/3% and 66 2/3%, respectively, of any shares of Medley LLC's equity interest held by them as of September 23, 2014 (the date of consummation of Medley Management Inc.'s IPO), together with the number of any shares of Medley Management Inc.'s Class A common stock received by them upon exchange therefor, without the consent of Medley Management Inc. While this agreement could have been amended or waived by Medley Management Inc., the holders of equity interests in Medley LLC (other than Medley Management Inc.) did not seek any waivers of these restrictions.

The diagram below depicts our organizational structure (excluding those operating subsidiaries with no material operations or assets) as of November 10, 2019:

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

Amended and Restated Agreement and Plan of Merger
On August 9, 2018, MDLY entered into the Agreement and Plan of Merger (the “MDLY Merger Agreement”), dated as of August 9, 2018, with Sierra Income Corporation, a Maryland corporation (“Sierra”), pursuant to which MDLY would, on the terms and subject to the conditions set forth in the MDLY Merger Agreement, merge with and into Sierra Management, Inc., a Delaware corporation and a wholly owned subsidiary of Sierra (“Merger Sub”), with Merger Sub as the surviving Company in the merger (the “MDLY Merger”). In the MDLY Merger, each share of MDLY Class A common stock, issued and outstanding immediately prior to the MDLY Merger effective time, other than Dissenting Shares (as defined in the MDLY Merger Agreement) and shares of MDLY Class A common stock held by the Company, Sierra or their respective wholly owned subsidiaries, would be converted into the right to receive (i) 0.3836 shares of Sierra’s common stock; plus (ii) cash in an amount equal to $3.44 per share. In addition, our stockholders would have the right to receive certain dividends and/or other payments. Simultaneously, pursuant to the Agreement and Plan of Merger, dated as of August 9, 2018, by and between Medley Capital Corporation, a Delaware corporation (“MCC”) and Sierra (the “MCC Merger Agreement”), MCC would, on the terms and subject to the conditions set forth in the MCC Merger Agreement, merge with and into Sierra, with Sierra as the surviving company in the merger (the “MCC Merger” together with the MDLY Merger, the “Mergers”). Under the MCC Merger, each share of MCC’s common stock issued and outstanding immediately prior to the MCC Merger effective time, other than shares of MCC’s common stock held by MCC, Sierra or their respective wholly owned subsidiaries, would be converted into the right to receive 0.8050 shares of Sierra’s common stock.
On July 29, 2019, the Company entered into the Amended and Restated Agreement and Plan of Merger, dated as of July 29, 2019 (the “Amended MDLY Merger Agreement”), by and among the Company, Sierra, and Merger Sub, pursuant to which the Company will, on the terms and subject to the conditions set forth in the Amended MDLY Merger Agreement, merge with and into Merger Sub, with Merger Sub as the surviving company in the MDLY Merger. In the MDLY Merger, each share of MDLY Class A common stock, issued and outstanding immediately prior to the MDLY Merger effective time, other than shares of MDLY Class A common stock held by the Company, Sierra or their respective wholly owned subsidiaries (the “Excluded MDLY Shares”) and the Dissenting Shares (as defined in the Amended MDLY Merger Agreement), held, immediately prior to the MDLY Merger effective time, by any person other than a Medley LLC unitholder, will be exchanged for (i) 0.2668 shares of Sierra’s common stock; plus (ii) cash in an amount equal to $2.96 per share. In addition, in the MDLY Merger, each share of MDLY Class A common stock issued and outstanding immediately prior to the MDLY Merger effective time, other than the Excluded MDLY Shares and the Dissenting Shares, held, immediately prior to the MDLY Merger effective time, by Medley LLC unitholders will be exchanged for (i) 0.2072 shares of Sierra’s common stock; plus (ii) cash in an amount equal to $2.66 per share.
In addition, on July 29, 2019, MCC and Sierra announced the execution of the Amended and Restated Agreement and Plan of Merger, dated as of July 29, 2019 (the “Amended MCC Merger Agreement”), by and between MCC and Sierra, pursuant to which MCC will, on the terms and subject to the conditions set forth in the Amended MCC Merger Agreement, merge with and into Sierra , with Sierra as the surviving company in the MCC Merger. In the MCC Merger, each share of MCC’s common stock (other than shares of MCC’s common stock held by MCC, Sierra or their respective wholly owned subsidiaries, will be exchanged for the right to receive (i) 0.68 shares of Sierra’s common stock if the attorneys’ fees of plaintiffs’ counsel and litigation expenses paid or incurred by plaintiffs’ counsel or advanced by plaintiffs in connection with the Class Action (such fees and expenses, the “Plaintiff Attorney Fees”) are less than or equal to $10,000,000, (ii) 0.66 shares of Sierra’s common stock if the Plaintiff Attorney Fees are equal to or greater than $15,000,000, and (iii) between 0.68 and 0.66 per share of Sierra’s common stock if the Plaintiff Attorney Fees are greater than $10,000,000 but less than $15,000,000, calculated on a descending basis, based on straight line interpolation between $10,000,000 and $15,000,000.
Pursuant to terms of the Amended MCC Merger Agreement, the consummation of the MCC Merger is conditioned upon the satisfaction or waiver of each of the conditions to closing under the Amended MDLY Merger Agreement and the consummation of the MDLY Merger. However, pursuant to the terms of the Amended MDLY Merger Agreement, the consummation of the MDLY Merger is not contingent upon the consummation of the MCC Merger. If both Mergers are successfully consummated, Sierra’s common stock would be listed on the NYSE, with such listing expected to be effective as of the closing date of the Mergers, and Sierra’s common stock will be listed on the Tel Aviv Stock Exchange, with such listing expected to be effective as of the closing date of the MCC Merger. If, however, only the MDLY Merger is consummated, Sierra’s common stock would be listed on the NYSE. If both Mergers are successfully consummated, the investment portfolios of MCC and Sierra would be combined, Merger Sub, as a successor to MDLY, would be a wholly owned subsidiary of the Combined Company, and the Combined Company would be internally managed by MCC Advisors LLC, its wholly controlled adviser subsidiary. If only the MDLY Merger is consummated, while the investment portfolios of MCC and Sierra would not be combined, the investment management function relating to the operation of the Company, as the surviving company, would still be internalized (the “Sierra/MDLY Company”).
On February 11, 2019, a purported stockholder class action related to the MCC Merger was commenced in the Court of Chancery of the State of Delaware by FrontFour Capital Group LLC and FrontFour Master Fund, Ltd. (collectively, "FrontFour") captioned FrontFour Capital Group LLC, et al. v. Brook Taube, et al., Case No. 2019-0100 (the “FrontFour Action”), against defendants Brook Taube, Seth Taube, Jeff Tonkel, Mark Lerdal, Karin Hirtler-Garvey, John E. Mack, Arthur S. Ainsberg, MDLY, Sierra, MCC, MCC Advisors LLC, Medley Group, and Medley LLC. The complaint, as amended on February 12, 2019, alleged that the individuals named as defendants breached their fiduciary duties to MCC stockholders in connection with the MCC Merger, and that MDLY, Sierra, MCC Advisors LLC, Medley Group LLC, and Medley LLC aided and abetted those alleged breaches of fiduciary duties. The complaint sought to enjoin the vote of MCC stockholders on the proposed merger and enjoin enforcement of certain provisions of the MCC Merger Agreement. The Court held a trial on the plaintiffs’ claims on March 6-7, 2019 and issued a Memorandum Opinion (the "Decision") on March 11, 2019. The Court denied the plaintiffs’ requests to (i) permanently enjoin the MCC Merger and (ii) require MCC to conduct a “shopping process” for MCC on terms proposed by FrontFour in its complaint. The Court held that MCC’s directors breached their fiduciary duties in entering into the MCC Merger, but rejected FrontFour’s claim that Sierra aided and abetted those breaches of fiduciary duties. The Court ordered the defendants to issue corrective disclosures consistent with the Decision, and enjoined a vote of MCC stockholders on the MCC Merger until such disclosures have been made and stockholders have had the opportunity to assimilate this information.
On April 15, 2019, certain parties reached agreement on the principal terms of a settlement of the FrontFour Action, which are contained in a term sheet, dated April 15, 2019 (the "Settlement Term Sheet"). On July 29, 2019, the Company entered into a Stipulation of Settlement (the “Stipulation”) by and among MCC, Brook Taube, Seth Taube, Jeff Tonkel, Mark Lerdal, Karin Hirtler-Garvey, John E. Mack, Arthur S. Ainsberg, the Company, MCC Advisors LLC, Medley LLC, and Medley Group LLC (the "Medley Parties"), on the one hand, and FrontFour, on behalf of itself and a class of similarly situated stockholders of MCC, on the other hand, in connection with the FrontFour Action.
The Stipulation provides for the settlement of all claims brought against the Medley Parties in the FrontFour Action. Under the Stipulation, MCC agreed to seek the agreement and/or consent of Sierra to effect certain amendments to (i) the MCC Merger Agreement and (ii) the Agreement (together with the MCC Merger Agreement, the “Merger Agreements”), which have been reflected in the revised Merger Agreements annexed to the Stipulation. The Stipulation also provides for, if the MCC Merger is consummated, the creation of a settlement fund, consisting of $17 million in cash and $30 million of Sierra stock, with the number of shares of Sierra stock to be calculated using the pro forma net asset value reported in the future proxy supplement describing the amendments to the MCC Merger Agreement, which will be distributed to eligible members of the Settlement Class (as defined in the Stipulation). Under the Stipulation, MDLY also consented to certain amendments to the Merger Agreements that have been reflected in the revised Merger Agreements annexed to the Stipulation. In addition, in connection with the Stipulation, on July 29, 2019, MCC entered into a Governance Agreement with FrontFour Capital Group LLC, FrontFour Master Fund, Ltd., FrontFour Capital Corp., FrontFour Opportunity Fund, David A. Lorber, Stephen E. Loukas and Zachary R. George, pursuant to which, among other matters, FrontFour is subject to customary standstill restrictions and required to vote in favor of the revised MCC Merger at a meeting of stockholders to approve the revised MCC Merger Agreement.

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
The Stipulation is subject to the approval of the Court. On September 26, 2019, FrontFour filed a motion seeking an order approving the Stipulation, and also moved for the Court to award plaintiffs’ counsel attorneys’ fees in the amount of $22 million and expenses in the amount of $420,334.97 (the “Fee Application”). On October 24, 2019, the Court held a hearing to consider the Stipulation and the Fee Application.
Transaction expenses related to the pending merger are included in general, administrative and other expenses and primarily consist of professional fees. Such expenses amounted to $2.1 million for each of the three months ended September 30, 2019 and 2018, and $3.5 million and $3.9 million for the nine months ended September 30, 2019 and 2018, respectively.

Trends Affecting Our Business
Our results of operations, including the fair value of our AUM, are affected by a variety of factors, including conditions in the global financial markets as well as economic and political environments, particularly in the U.S.
During the three and nine months ended September 30, 2019, the domestic economy slowed slightly compared to the comparative periods in the previous year and key financial market indicators remained relatively flat while LIBOR rates decreased. Across the lending spectrum, year over year loan issuances decreased slightly driven primarily by slowed merger and acquisition activity offset in part by increased refinancing activity. Our platform provides us the ability to lend across the capital structure and at varying interest rates providing our firm access to a larger borrower subset over time.
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
Carried interest received in prior periods may be required to be returned by us in future periods if the funds’ investment performance declines below certain levels. Each fund is considered separately in this regard and, for a given fund, carried interest can never be negative over the life of a fund. If upon a hypothetical liquidation of a fund’s investments, at their then current fair values, previously recognized and distributed carried interest would be required to be returned, a liability is established for the potential clawback obligation. For the three months ended September 30, 2019, the Company did not receive any carried interest distributions. For the nine months ended September 30, 2019, the Company received a carried interest distribution of $0.3 million from one of its managed funds. Prior to the receipt of this distribution, the Company had not received any carried interest distributions, except for tax distributions related to the Company’s allocation of net income, which included an allocation of carried interest. Pursuant to the organizational documents of each respective fund, a portion of these tax distributions may be subject to clawback. As of September 30, 2019 and December 31, 2018, we have accrued $7.2 million for clawback obligations that would need to be paid if the funds were liquidated at fair value as of the end of the reporting period. Our actual obligation, however, would not become payable or realized until the end of a fund’s life.

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
Guaranteed payments made to our senior professionals who are members of Medley LLC are recognized as compensation expense. The guaranteed payments to our Co-Chief Executive Officers are performance based and periodically set subject to maximums based on our total assets under management. For each of the Co-Chief Executive Officers such maximums aggregated to $0.6 million for each of the three months ending September 30, 2019 and 2018 and $1.9 million for each of the nine months ending September 30, 2019 and 2018. During the three and nine months ending September 30, 2019 and 2018, neither of our Co-Chief Executive Officers received any guaranteed payments.
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
Other (Income) Expenses, Net. Other income (expenses), net consists primarily of expenses associated with our revenue share payable and unrealized gains (losses) from our investment in shares of MCC.
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
Key Performance Indicators
When we review our performance we focus on the indicators described below:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018

	(dollars in thousands, except AUM, share and per share amounts)
Consolidated Financial Data:
Net loss attributable to Medley LLC	$(3,472)	$(1,190)	$(5,058)	$(5,825)

Non-GAAP Data:
Core Net Income (Loss)	$(998)	$2,375	$526	$6,712
Core EBITDA	$2,123	$5,582	$9,830	$15,941

Other Data (at period end, in millions):
AUM	$4,271	$4,796	$4,271	$4,796
Fee Earning AUM	$2,320	$2,891	$2,320	$2,891

(1)	Net Income Margin equals Net income (loss) attributable to Medley Management Inc. and non-controlling interests in Medley LLC divided by total revenue.
AUM
AUM refers to the assets of our funds. We view AUM as a metric to measure our investment and fundraising performance as it reflects assets generally at fair value plus available uncalled capital. For our funds, our AUM equals the sum of the following:

•	Gross asset values or NAV of such funds;

•	the drawn and undrawn debt (at the fund-level, including amounts subject to restrictions); and

•	uncalled committed capital (including commitments to funds that have yet to commence their investment periods).

The table below provides the roll forward of AUM for the three months ending September 30, 2019.

				% of AUM
	Permanent Capital Vehicles	Long-dated Private Funds and SMAs	Total	Permanent Capital Vehicles	Long-dated Private Funds and SMAs
	(Dollars in millions)
Ending balance, June 30, 2019	$1,708	$2,714	$4,422	39%	61%
Commitments (1)	(10)	3	(7)
Capital reduction (2)	—	—	—
Distributions (3)	(16)	(28)	(44)
Change in fund value (4)	(54)	(46)	(100)
Ending balance, September 30, 2019	$1,628	$2,643	$4,271	38%	62%

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
AUM decreased by $151.0 million to $4.3 billion as of September 30, 2019 compared to June 30, 2019. Our permanent capital vehicles decreased AUM by $80 million as of September 30, 2019 and our long-dated private funds and SMAs decreased AUM by $71.0 million as of September 30, 2019 in each case as compared with June 30, 2019.
The table below provides the roll forward of AUM for the nine months ending September 30, 2019.

				% of AUM
	Permanent Capital Vehicles	Long-dated Private Funds and SMAs	Total	Permanent Capital Vehicles	Long-dated Private Funds and SMAs

	(Dollars in millions)
Ending balance, December 31, 2018	$1,917	$2,795	$4,712	41%	59%
Commitments (1)	5	1	6
Capital reduction (2)	(135)	—	(135)
Distributions (3)	(51)	(97)	(148)
Change in fund value (4)	(108)	(56)	(164)
Ending balance, September 30, 2019	$1,628	$2,643	$4,271	38%	62%

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
AUM decreased by $441.0 million to $4.3 billion as of September 30, 2019 compared to December 31, 2018. Our permanent capital vehicles decreased AUM by $289.0 million as of September 30, 2019 and our long-dated private funds and SMAs decreased AUM by $152.0 million, in each case as compared with December 31, 2018.

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

•
for certain long-dated private funds within their investment period, the amount of limited partner capital commitments (see “Fee earning AUM based on capital commitments” in the “Components of Fee Earning AUM” table below for the amount of this component of fee earning AUM as of each period); and

•
for the aforementioned funds beyond their investment period and certain managed accounts within their investment period, the amount of limited partner invested capital, the NAV of the fund or lower of cost or market value of a fund’s portfolio investments (see “Fee earning AUM based on invested capital or NAV” in the “Components of Fee Earning AUM” table below for the amount of this component of fee earning AUM as of each period).

Our calculations of fee earning AUM and AUM may differ from the calculations of other asset managers and, as a result, this measure may not be comparable to similar measures presented by others. In addition, our calculations of fee earning AUM and AUM may not be based on any definition of fee earning AUM or AUM that is set forth in the agreements governing the investment funds that we advise.
Components of Fee Earning AUM

	As of
	September 30, 2019	December 31, 2018

	(in millions)
Fee earning AUM based on gross asset value	$1,444	$1,743
Fee earning AUM based on invested capital, NAV or capital commitments	876	1,042
Total fee earning AUM	$2,320	$2,785
As of September 30, 2019, fee earning AUM based on gross asset value decreased by $299.0 million, compared to December 31, 2018. The decrease was primarily due to capital reductions resulting from debt repayments, distributions and changes in fund value.
As of September 30, 2019, fee earning AUM based on invested capital, NAV or capital commitments decreased by $166.0 million compared to December 31, 2018. The decrease was primarily due to the return of portfolio investment capital to the respective fund.
The table below presents the roll forward of fee earning AUM for the three months ended September 30, 2019.

				% of Fee Earning AUM
	Permanent Capital Vehicles	Long-dated Private Funds and SMAs	Total	Permanent Capital Vehicles	Long-dated Private Funds and SMAs

	(Dollars in millions)
Ending balance, June 30, 2019	$1,527	$945	$2,472	62%	38%
Commitments (1)	(14)	15	1
Capital reduction (2)	—	—	—
Distributions (3)	(16)	(62)	(78)
Change in fund value (4)	(53)	(22)	(75)
Ending balance, September 30, 2019	$1,444	$876	$2,320	62%	38%

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
Total fee earning AUM decreased by $152.0 million, or 6%, to $2.3 billion as of September 30, 2019 compared to June 30, 2019, due primarily to debt repayments representing capital reductions, distributions and changes in fund value.
The table below presents the roll forward of fee earning AUM for the nine months ended September 30, 2019.

				% of Fee Earning AUM
	Permanent Capital Vehicles	Long-dated Private Funds and SMAs	Total	Permanent Capital Vehicles	Long-dated Private Funds and SMAs

	(Dollars in millions)
Ending balance, December 31, 2018	$1,743	$1,042	$2,785	63%	37%
Commitments (1)	(6)	96	90
Capital reduction(2)	(135)	—	(135)
Distributions (3)	(51)	(193)	(244)
Change in fund value (4)	(107)	(69)	(176)
Ending balance, September 30, 2019	$1,444	$876	$2,320	62%	38%

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
Total fee earning AUM decreased by $465.0 million, or 17%, to $2.3 billion as of September 30, 2019 compared to December 31, 2018, due primarily to distributions, debt repayments representing capital reductions and changes in fund value.
Returns
The following section sets forth historical performance for our active funds.
Sierra Income Corporation (SIC)
We launched SIC, our first public non-traded permanent capital vehicle, in April 2012. SIC primarily focuses on direct lending to middle market borrowers in the United States. Since inception, we have provided capital for a total of 426 investments and have invested a total of $2.4 billion. As of September 30, 2019, the fee earning AUM was $956 million. The performance for SIC as of September 30, 2019 is summarized below:

Annualized Net Total Return(1)	3.3%
Annualized Realized Losses on Invested Capital	1.3%
Average Recovery(3)	57.0%

Medley Capital Corporation (MCC)
We launched MCC, our first permanent capital vehicle in January 2011. MCC primarily focuses on direct lending to private middle market borrowers in the United States. Since inception, we have provided capital for a total of 243 investments and have invested a total of $2.2 billion. As of September 30, 2019 the fee earning AUM was $486 million. The performance for MCC as of September 30, 2019 is summarized below:

Annualized Net Total Return(2)	(2.5)%
Annualized Realized Losses on Invested Capital	3.1%
Average Recovery(3)	37.3%

Medley Opportunity Fund II LP (MOF II)
MOF II is a long-dated private investment fund that we launched in December 2010. MOF II lends to middle market private borrowers, with a focus on providing senior secured loans. Since inception, we have provided capital for a total of 87 investments and have invested a total of $978 million. As of September 30, 2019, the fee earning AUM was $160 million. MOF II is currently fully invested and actively managing its assets. The performance for MOF II as of September 30, 2019, is summarized below:

Gross Portfolio Internal Rate of Return(4):	6.5%
Net Investor Internal Rate of Return(5):	2.6%
Annualized Realized Losses on Invested Capital:	3.2%
Average Recovery(3):	38.0%
Medley Opportunity Fund III LP (MOF III)
MOF III is a long-dated private investment fund that we launched in December 2014. MOF III lends to middle market private borrowers in the U.S., with a focus on providing senior secured loans. Since inception, we have provided capital for a total of 50 investments and have invested a total of $210 million. As of September 30, 2019, the fee earning AUM was $91 million. The performance for MOF III as of September 30, 2019 is summarized below:

Gross Portfolio Internal Rate of Return(4):	9.7%
Net Investor Internal Rate of Return(5):	5.7%
Annualized Realized Losses on Invested Capital:	—%
Average Recovery:	N/A
Separately Managed Accounts (SMAs)
In the case of our separately managed accounts, the investor, rather than us, may control the assets or investment vehicle that holds or has custody of the related investments. Certain subsidiaries of Medley LLC serve as the investment adviser for our SMAs. Since inception, we have provided capital for a total of 233 investments and have invested a total of $1.3 billion. As of September 30, 2019, the fee earning AUM in our SMAs was $510 million. The aggregate performance of our SMAs as of September 30, 2019, is summarized below:

Gross Portfolio Internal Rate of Return(4):	7.6%
Net Investor Internal Rate of Return(6):	6.0%
Annualized Realized Losses on Invested Capital:	1.1%
Average Recovery(3):	31.9%
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
The performance of STRF, MOF III Offshore, Aspect, Aspect-B, and MCOF as of September 30, 2019 is not meaningful given the funds' limited capital invested to date.

(1)
Annualized Net Total Return for SIC represents the annualized return assuming an investment at SIC’s inception, reinvestments of all distributions at prices obtained under SIC’s dividend reinvestment plan and no sales charge.

(2)
Annual Net Total Return for MCC represents the annualized return assuming an investment at the initial public offering price, reinvestments of all dividends and distributions at prices obtained under MCC's dividend reinvestment plan and selling at NAV as of the measurement date.

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

(4)
For MOF II, MOF III, and SMAs, the Gross Internal Rate of Return represents the cumulative investment performance from inception of each respective fund through September 30, 2019. The Gross Internal Rate of Return includes both realized and unrealized investments and excludes the impact of base management fees, incentive fees and other fund related expenses. For realized investments, the investment returns were calculated based on the actual cash outflows and inflows for each respective investment and include all interest, principal and fee note repayments, dividends and transactions fees, if applicable. For unrealized investments, the investment returns were calculated based on the actual cash outflows and inflows for each respective investment and include all interest, principal and fee note repayments, dividends and transactions fees, if applicable. The investment return assumes that the remaining unrealized portion of the investment is realized at the investment’s most recent fair value, as calculated in accordance with GAAP. There can be no assurance that the investments will be realized at these fair values and actual results may differ significantly.

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

Results of Operations
The following table and discussion sets forth information regarding our condensed consolidated results of operations for the three and nine months ended September 30, 2019 and 2018. The unaudited condensed consolidated financial statements of Medley have been prepared on substantially the same basis for all historical periods presented.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018

	(in thousands, except AUM data)
Revenues
Management fees (includes Part I incentive fees of $176, $447, $176 and $447, respectively)	$9,607	$12,336	$30,728	$36,386
Other revenues and fees	2,621	2,769	7,731	8,136
Investment income:
Carried interest	(142)	(326)	651	271
Other investment loss, net	(550)	(382)	(922)	(849)
Total Revenues	11,536	14,397	38,188	43,944

Expenses
Compensation and benefits	7,090	6,241	22,069	21,879
General, administrative and other expenses	5,403	6,244	12,763	15,095
Total Expenses	12,493	12,485	34,832	36,974

Other Income (Expense)
Dividend income	182	962	942	3,351
Interest expense	(2,874)	(2,717)	(8,646)	(8,113)
Other income (expenses), net	1,768	2,711	(641)	(11,055)
Total Other Income (Expenses), Net	(924)	956	(8,345)	(15,817)
(Loss) income before income taxes	(1,881)	2,868	(4,989)	(8,847)
(Benefit from) provision for income taxes	(28)	192	(71)	90
Net (Loss) Income	(1,853)	2,676	(4,918)	(8,937)
Net income (loss) attributable to redeemable non-controlling interests and non-controlling interests in consolidated subsidiaries	1,619	3,866	140	(3,112)
Net Loss Attributable to Medley LLC	$(3,472)	$(1,190)	$(5,058)	$(5,825)

Other data (at period end, in millions):
AUM	$4,271	$4,796	$4,271	$4,796
Fee earning AUM	$2,320	$2,891	$2,320	$2,891

Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018
Revenues
Management Fees. Total management fees decreased by $2.7 million, or 22%, to $9.6 million during the three months ended September 30, 2019 compared to the three months ended September 30, 2018.

•
Our management fees from permanent capital vehicles decreased by $1.9 million, or 22%, during the three months ended September 30, 2019 compared to the same period in 2018. The decrease was due primarily to lower base management fees from both SIC and MCC as a result of a decrease in fee earning assets under management driven by a changes in fund values which was mainly driven by a reduction in leverage and decline in portfolio valuations.

•
Our management fees from long-dated private funds and SMAs decreased by $0.8 million, or 22%, during the three months ended September 30, 2019, compared to the same period in 2018. The decrease was primarily due to lower base management fees from MOF II and MOF III as a result of a decrease in fee earning assets under management driven by investment realizations and changes in fund value.

Other Revenues and Fees. Other revenues and fees decreased by $0.1 million, or 5%, to $2.6 million during the three months ended September 30, 2019 compared to the same period in 2018. The decrease was due primarily to lower reimbursable expenses and transaction fees for certain deals closed in the quarter, offset in part by higher administration fees.
Investment Income. Investment income remained fairly constant during the three months ended September 30, 2019 compared to the same period in 2018. The loss for both quarters was primarily attributed to unrealized losses from our equity method investments offset in part by an increase in carried interest.
Expenses
Compensation and Benefits. Compensation and benefits expenses increased by $0.8 million, or 14%, to $7.1 million for the three months ended September 30, 2019 compared to the same period in 2018. The increase was due primarily to an increase in stock-based compensation expense.
General, Administrative and Other Expenses. General, administrative and other expenses decreased by $0.8 million, or 13%, to $5.4 million during the three months ended September 30, 2019 compared to the same period in 2018. The decrease was due primarily to a decrease in professional fees and employee recruiting fees offset in part by an increase in insurance expense.
Other Income (Expense)
Dividend Income. Dividend income decreased by $0.8 million to $0.2 million during the three months ended September 30, 2019 compared to the same period in 2018. The decrease was attributed to dividend income from our investment in shares of MCC. We did not record any dividend income from our investment in shares of MCC during the three months ended September 30, 2019 compared to $0.8 million being recorded in the same period in 2018.
Interest Expense. Interest expense increased by $0.2 million, or 6%, to $2.9 million during the three months ended September 30, 2019 compared to the same period in 2018. The increase was due primarily to interest expense associated with our due to former minority interest holder liability which was established on December 31, 2018.
Other Income (Expenses), net. Other income (expenses), net decreased by $0.9 million, or 35%, to $1.8 million during the three months ended September 30, 2019 compared to the same period in 2018. The decrease was primarily due to a $1.9 million unrealized gain being recorded on our investment in shares of MCC during the three months ended September 30, 2019 as compared to a $2.7 million unrealized gain being recorded during the same period in 2018. The $1.9 million unrealized gain during the three months ended September 30, 2019 and the $2.7 million unrealized gain during the same period in 2018 were allocated to redeemable non-controlling interests in consolidated subsidiaries, which did not have any impact on the income (loss) attributed to Medley LLC.
Provision for Income Taxes
Our effective income tax rate was 1.5% and 6.6% for the three months ended September 30, 2019 and 2018, respectively. Our tax rate is affected by recurring items, such as permanent differences and income allocated to certain redeemable non-controlling interests which is not subject to New York City's unincorporated business tax. Our effective tax rate is also impacted by discrete items that may occur in any given period, but are not consistent from period to period. The variance in our effective tax rate was attributed primarily to income allocated to one of our redeemable non-controlling interests of $1.7 million and $3.5 million for the three months ended September 30, 2019 and 2018, respectively, which were not subject to income taxes, as well as, discrete items recorded during the respective periods relating to stock based compensation.

Redeemable Non-Controlling Interests and Non-Controlling Interests in Consolidated Subsidiaries
Net income attributable to redeemable non-controlling interests and non-controlling interests in consolidated subsidiaries decreased by $2.2 million, or 58%, to $1.6 million for the three months ended September 30, 2019 compared to the same period in 2018. The decrease was primarily due to a $1.0 million reduction in unrealized appreciation on shares of MCC and $0.8 million in dividend income allocated to one of our redeemable non-controlling interests during the three months ended September 30, 2019 as compared to the same period in 2018, as well as, the purchase of a former minority interest holder's interest in SIC Advisors LLC on December 31, 2018 resulting in a $0.4 million decline period over period.
Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018
Revenues
Management Fees. Total management fees decreased by $5.7 million, or 16%, to $30.7 million during the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018.

•
Our management fees from permanent capital vehicles decreased by $4.1 million, or 16%, during the nine months ended September 30, 2019 compared to the same period in 2018. The decrease was primarily due to lower base management fees from both SIC and MCC as a result of a decrease in fee earning assets under management driven by a reduction in leverage and changes in fund values, which was mainly driven by a reduction in leverage and decline in portfolio valuations.

•
Our management fees from long-dated private funds and SMAs decreased by $1.6 million, or 14%, during the nine months ended September 30, 2019, compared to the same period in 2018. The decrease was primarily due to lower base management fees from MOF II and MOF III as a result of a decrease in fee earning assets under management driven by investment realizations and changes in fund value.

Other Revenues and Fees. Other revenues and fees decreased by $0.4 million, or 5%, to $7.7 million during the nine months ended September 30, 2019 compared to the same period in 2018. The decrease was due primarily to lower reimbursable expenses and transaction fees for certain deals closed in the quarter, offset by an increase in consulting fees for providing non-advisory services related to one of our private long-dated funds.
Investment Income. Investment income increased by approximately $0.3 million to a loss of $0.3 million during the nine months ended September 30, 2019 compared to the same period in 2018. The increase was due primarily to an increase in carried interest earned.
Expenses
Compensation and Benefits. Compensation and benefits expenses remained fairly consistent increasing by $0.2 million, or 1%, to $22.1 million for the nine months ended September 30, 2019 compared to the same period in 2018.
General, Administrative and Other Expenses. General, administrative and other expenses decreased by $2.3 million, or 15%, to $12.8 million during the nine months ended September 30, 2019 compared to the same period in 2018. The decrease was due primarily to a $1.0 million decrease in professional fees and a $1.0 million decrease in expenses associated with our consolidated fund, STRF. The reduction in professional fees is primarily driven by the timing and nature of services being provided in connection with our pending merger with Sierra. The reduction in expenses associated with STRF is primarily attributed to the amortization of its deferred offering costs in 2018 as well as reductions in fund accounting and administration expenses.
Other Income (Expense)
Dividend Income. Dividend income decreased by $2.4 million to $0.9 million during the nine months ended September 30, 2019 compared to the same period in 2018. The decrease was due to a reduction in dividend income from our investment in shares of MCC.
Interest Expense. Interest expense increased by $0.5 million, or 7%, to $8.6 million during the nine months ended September 30, 2019 compared to the same period in 2018. The increase was primarily due to interest expense associated with our due to former minority interest holder liability which was established on December 31, 2018.
Other Income (Expenses), net. Other income (expenses), net decreased by $10.4 million to $(0.6) million during the nine months ended September 30, 2019 compared to the same period in 2018. The decrease was attributed primarily to a decline in unrealized losses on our investment in shares of MCC. During the nine months ended September 30, 2019 we recorded unrealized losses of $0.5 million compared to $10.9 million in the comparable period in 2018. All of the $0.5 million in unrealized losses during the nine months ended September 30, 2019 and $7.3 million of the $10.9 million in unrealized losses during the same period in 2018 were allocated to redeemable non-controlling interests in consolidated subsidiaries which did not have any impact on the net income (loss) attributed to Medley LLC.
Provision for Income Taxes
Our effective income tax rate was 1.4% and (1.0)% for the nine months ended September 30, 2019 and 2018, respectively. Our tax rate is affected by recurring items, such as permanent differences and income allocated to certain redeemable non-controlling interests which is not subject to U.S. federal, state and local corporate income taxes. Our effective tax rate is also impacted by discrete items that may occur in any given period, but are not consistent from period to period. The variance in our effective tax rate was primarily attributed to losses allocated to our redeemable non-controlling interests of $0.3 million and $4.9 million for the nine months ended September 30, 2019 and 2018, respectively, which was not subject to income taxes, as well as, discrete items recorded during the respective periods relating to stock based compensation.
Redeemable Non-Controlling Interests and Non-Controlling Interests in Consolidated Subsidiaries
Net income (loss) attributable to redeemable non-controlling interests and non-controlling interests in consolidated subsidiaries increased by $3.3 million to $0.1 million for the nine months ended September 30, 2019 compared to the same period in 2018. The decrease was primarily due to the allocation of unrealized losses and dividend income on shares of MCC to one of our redeemable non-controlling interests, based on its preferred ownership interests held in one of our consolidated subsidiaries.
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
Net income (loss) attributable to Medley LLC is the U.S. GAAP financial measure most comparable to Core Net Income and Core EBITDA.

The following table is a reconciliation of net income (loss) attributable to Medley LLC on a consolidated basis to Core Net Income and Core EBITDA.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018

	(in thousands, except share and per share amounts)
Net loss attributable to Medley LLC	$(3,472)	$(1,190)	$(5,058)	$(5,825)
Reimbursable fund startup expenses	22	240	283	1,304
IPO date award stock-based compensation	282	444	555	1,018
Expenses associated with strategic initiatives	2,070	2,067	3,486	3,858
Other non-core items:
Unrealized losses on shares of MCC	—	—	—	3,543
Severance expense	200	39	1,462	2,263
Other (1)	—	892	—	961
Income tax expense on adjustments	(100)	(117)	(202)	(410)
Core Net Income (Loss)	$(998)	$2,375	$526	$6,712
Interest expense	2,874	2,717	8,647	8,113
Income taxes	72	309	130	500
Depreciation and amortization	175	181	527	616
Core EBITDA	$2,123	$5,582	$9,830	$15,941
(1) For the three and nine months ended September 30, 2018, other items consists of expenses related to non-core business development activities and other expenses.
Liquidity and Capital Resources
Our primary cash flow activities involve: (i) generating cash flow from operations, which largely includes management fees; (ii) making distributions to our members and redeemable non-controlling interests and (iii) borrowings, interest payments and repayments under our debt facilities. As of September 30, 2019, we had $11.0 million in cash and cash equivalents.
Our material source of cash from our operations is management fees, which are collected quarterly. We primarily use cash flows from operations to pay compensation and benefits, general, administrative and other expenses, debt service costs, income taxes and distributions to our members and non-controlling interests. Our cash flows, together with the proceeds from debt issuances, are also used to fund investments in limited partnerships, purchase publicly traded securities, and purchase fixed assets and other capital items. If cash flows from operations were insufficient to fund distributions, we expect that we would suspend paying such distributions.
Debt Instruments
Senior Unsecured Debt
On August 9, 2016, we completed a registered public offering of $25.0 million of an aggregate principal amount of 6.875% senior notes due 2026 (the “2026 Notes”). On October 18, 2016, we completed a registered public offering of an additional $28.6 million in aggregate principal amount of the 2026 Notes. The 2026 Notes mature on August 15, 2026.
On January 18, 2017, we completed a registered public offering of $34.5 million in aggregate principal amount of 7.25% senior notes due 2024 (the “2024 Notes”). On February 22, 2017, we completed a registered public offering of an additional $34.5 million in aggregate principal amount of 2024 Notes. The 2024 Notes mature on January 30, 2024.
As of September 30, 2019, the outstanding senior unsecured debt balance was $118.2 million, and is reflected net of unamortized discount, premium and debt issuance costs of $4.4 million.
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
Non-Recourse Promissory Notes
In April 2012, we borrowed $5.0 million under a non-recourse promissory note with a foundation, and $5.0 million under a non-recourse promissory note with a trust. These notes are scheduled to mature on December 31, 2019.
See Note 9 "Loans Payable" to our condensed consolidated financial statements included in this Form 10-Q for additional information regarding the promissory notes.

Cash Flows
The significant captions and amounts from our consolidated statements of cash flows are summarized below. Negative amounts represent a net outflow, or use of cash.

	For the For the Nine Months Ended September 30,
	2019	2018

	(in thousands)
Statements of cash flows data
Net cash provided by operating activities	$1,424	$11,740
Net cash provided by (used in) investing activities	182	(1,591)
Net cash used in financing activities	(7,565)	(24,940)
Net decrease in cash and cash equivalents	$(5,959)	$(14,791)
Operating Activities
Our net cash outflow from operating activities was $1.4 million during the nine months ended September 30, 2019. During the nine months ended September 30, 2019, net cash provided by operating activities was attributed to a net loss of $4.9 million, non-cash adjustments of $10.6 million and a net decrease in operating assets and liabilities of $4.2 million driven primarily by 2018 accrued bonuses of $6.5 million which were paid out in 2019.
Investing Activities
Our investing activities generally reflect cash used to acquire fixed assets, purchase investments, and make capital contributions to our equity method investments. Cash provided by our investing activities generally reflect return of capital distributions received from our investment held at cost less impairment. During the nine months ended September 30, 2019, distributions received from our investment held at cost less impairment were $0.2 million.
Financing Activities
Our financing activities generally reflect cash used to make distributions to members, non-controlling interests and redeemable non-controlling interests, make principal payments on our debt and payments of tax withholdings related to net share settlement of restricted stock units. During the nine months ended September 30, 2019, cash used in financing activities consisted of (i) distributions to members and non-controlling interests and redeemable non-controlling interests of $3.6 million and (iii) payments to a former minority interest holder of $3.5 million. There was no cash provided by financing activities during the nine months ended September 30, 2019.
Sources and Uses of Liquidity
Our sources of liquidity are (i) cash on hand, (ii) net working capital, (iii) cash flows from operations, (iv) realizations on our investments, (v) issuances of publicly-registered debt and (vi) other potential financings. We believe that these sources of liquidity will be sufficient to fund our working capital requirements and to meet our commitments in the foreseeable future. We expect that our primary liquidity needs will be comprised of cash to (i) provide capital to facilitate the growth of our existing investment management business, (ii) fund our commitments to funds that we advise, (iii) provide capital to facilitate our expansion into businesses that are complementary to our existing investment management business, (iv) pay operating expenses, including cash compensation to our employees and payments under the TRA, (v) fund capital expenditures and (vi) pay income taxes.
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
Contractual Obligations
The following table sets forth information relating to our contractual obligations as of September 30, 2019.

	Less than 1 year	1 - 3 years	4 - 5 years	More than 5 years	Total
	(in thousands)
Medley Obligations
Operating lease obligations (1)	$2,798	$5,044	$2,431	$—	$10,273
Loans payable (2)	10,000	—	—	—	10,000
Senior unsecured debt (3)	—	—	69,000	53,595	122,595
Payable to former minority interest holder of SIC Advisors LLC (Note 10)	3,500	7,000	—	—	10,500
Revenue share payable	1,184	1,335	—	—	2,519
Capital commitments to funds (4)	256	—	—	—	256
Total	$17,738	$13,379	$71,431	$53,595	$156,143

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
Indemnifications
In the normal course of business, we enter into contracts that contain indemnities for our affiliates, persons acting on our behalf or such affiliates and third parties. The terms of the indemnities vary from contract to contract and the maximum exposure under these arrangements, if any, cannot be determined and has neither been recorded in our consolidated financial statements. As of September 30, 2019, we have not had prior claims or losses pursuant to these contracts and expect the risk of loss to be remote.
Contingent Obligations
The partnership documents governing our funds generally include a clawback provision that, if triggered, may give rise to a contingent obligation that may require the general partner to return amounts to the fund for distribution to investors. Therefore, carried interest, generally, is subject to reversal in the event that the funds incur future losses. These losses are limited to the extent of the cumulative carried interest recognized in income to date, net of a portion of taxes paid. Due in part to our investment performance and the fact that our carried interest is generally determined on a liquidation basis, as of September 30, 2019, we accrued $7.2 million for clawback obligations that would need to be paid had the funds been liquidated as of that date. There can be no assurance that we will not incur additional clawback obligations in the future. If all of the existing investments were valued at $0, the amount of cumulative carried interest that has been recognized would be reversed. We believe that the possibility of all of the existing investments becoming worthless is remote. At September 30, 2019, had we assumed all existing investments were valued at $0, the net amount of carried interest subject to additional reversal would have been approximately $0.8 million.
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
Recent Developments
On October 22, 2019, Medley LLC, Medley Seed Funding I LLC (“Seed Funding I”), Medley Seed Funding II LLC (“Seed Funding II”), and Medley Seed Funding III LLC (“Seed Funding III”) received notice from DB MED Investor I LLC and DEB MED Investor II LLC (the "Investors") that the Investors were exercising their put option rights under the Master Investment Agreement (the “Agreement”). In accordance with their obligations under the Agreement, on October 25, 2019 and October 28, 2019, (i) Seed Funding I distributed to the Investors all of its assets (including the 7,756,938 shares of Medley Capital Corporation), and (iii) Seed Funding III distributed to the Investors all of its assets (including its preferred interest in STRF Advisors LLC). By November 30, 2019, Seed Funding II expects to distribute to the Investors all of its assets, (including approximately 82,121 shares held by Seed Investor II in Sierra Total Return Fund). These distributions of assets by Seed Funding I, Seed Funding II and Seed Funding III are not expected to have a net economic impact on our consolidated financial statements.

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
As such, based on an incremental 10% short-term increase in fair value of the investments in our permanent capital vehicles, long-dated private funds and SMAs as of September 30, 2019, we calculated approximately a $0.5 million and $1.2 million increase in management fees for the three and nine months ended September 30, 2019, respectively. In the case of a 10% short-term decline in fair value of the investments in our permanent capital, long-dated funds and SMAs as of September 30, 2019, we calculated approximately a $0.8 million and $1.6 million decrease in management fees for the three and nine months ended September 30, 2019, respectively.
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
We have not recognized any performance fees for the three and nine months ended September 30, 2019 and 2018. As such, we would not be impacted by an incremental 10% short-term increase or decrease in fair value of the investments in our separately management accounts.
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
As such, based on an incremental 10% short-term increase in fair value of the investments in our permanent capital vehicles as of September 30, 2019, we calculated no change in Part I and II incentive fees for the three and nine months ended September 30, 2019. In the case of a 10% short-term decline in fair value of the investments in our permanent capital vehicles as of September 30, 2019, we calculated no change in Part I and II incentive fees for the three and nine months ended September 30, 2019.

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
As such, based on an incremental 10% short-term increase in fair value of the investments in our long-dated private funds as of September 30, 2019, we calculated approximately a $4.6 million increase in carried interest for the nine months ended September 30, 2019. In the case of a 10% short-term decline in fair value of investments in our long-dated private funds as of September 30, 2019, we calculated approximately a $0.4 million decrease in carried interest for the nine months ended September 30, 2019.
Interest Rate Risk
As of September 30, 2019, we had $136.9 million of debt outstanding, net of unamortized discount, premium, and issuance costs, presented as senior unsecured debt, loans payable and amount due to former minority interest holder in our audited financial statements included elsewhere in this Form 10-Q. Our debt bears interest at fixed rates, and therefore is not subject to interest rate fluctuation risk.
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
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.
Item 1.     Legal Proceedings
From time to time, the Company is involved in various legal proceedings, lawsuits and claims incidental to the conduct of its business. Its business is also subject to extensive regulation, which may result in regulatory proceedings against it. Except as described below, the Company is not currently party to any material legal proceedings.
One of the Company's subsidiaries, MCC Advisors LLC, was named as a defendant in a lawsuit on May 29, 2015, by Moshe Barkat and Modern VideoFilm Holdings, LLC (“MVF Holdings”) against MCC, MOF II, MCC Advisors LLC, Deloitte Transactions and Business Analytics LLP A/K/A Deloitte ERG(“Deloitte”), Scott Avila (“Avila”), Charles Sweet, and Modern VideoFilm, Inc. (“MVF”). The lawsuit is pending in the California Superior Court, Los Angeles County, Central District, as Case No. BC 583437. The lawsuit was filed after MCC, as agent for the lender group, exercised remedies following a series of defaults by MVF and MVF Holdings on a secured loan with an outstanding balance at the time in excess of $65 million. The lawsuit sought damages in excess of $100 million. Deloitte and Avila have settled the claims against them in exchange for payment of $1.5 million. On June 6, 2016, the court granted the Medley defendants’ demurrers on several counts and dismissed Mr. Barkat’s claims with prejudice except with respect to his claim for intentional interference with contract. On March 18, 2018, the court granted the Medley defendants’ motion for summary adjudication with respect to Mr. Barkat’s sole remaining claim against the Medley Defendants for intentional interference. Now that the trial court has ruled in favor of the Medley defendants on all counts, the only remaining claims in the Barkat litigation are MCC and MOF II’s affirmative counterclaims against Mr. Barkat and MVF Holdings, which MCC and MOF II are diligently prosecuting.
On August 29, 2016, MVF Holdings filed another lawsuit in the California Superior Court, Los Angeles County, Central District, as Case No. BC 631888 (the “Derivative Action”), naming MCC Advisors LLC and certain of Medley’s employees as defendants, among others. The plaintiff in the Derivative Action, asserts claims against the defendants for breach of fiduciary duty, aiding and abetting breach of fiduciary duty, unfair competition, breach of the implied covenant of good faith and fair dealing, interference with prospective economic advantage, fraud, and declaratory relief. MCC Advisors LLC and the other defendants believe the causes of action asserted in the Derivative Action are without merit and all defendants intend to continue to assert a vigorous defense. All proceedings in the Derivative Action were stayed as a result of the chapter 11 bankruptcy proceedings of MVF, which were commenced on May 16, 2018. On August 29, 2016, however, despite the automatic stay of the MVF Bankruptcy, the Plaintiff filed an amended complaint seeking to restyle the derivative action into a direct action to circumvent the MVF bankruptcy’s automatic stay. To date, the California Superior Court has not proceeded with the amended complaint. MVF recently stipulated to relief from the automatic stay on July 19, 2019, which relief was approved by the bankruptcy court on August 30, 2019, allowing the litigation to proceed.
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
On January 25, 2019, two purported class actions were commenced in the Supreme Court of the State of New York, County of New York, by alleged stockholders of Medley Capital Corporation, captioned, respectively, Helene Lax v. Brook Taube, et al., Index No. 650503/2019, and Richard Dicristino, et al. v. Brook Taube, et al., Index No. 650510/2019 (together with the Lax Action, the “New York Actions”). Named as defendants in each complaint are Brook Taube, Seth Taube, Jeffrey Tonkel, Arthur S. Ainsberg, Karin Hirtler-Garvey, John E. Mack, Mark Lerdal, Richard T. Allorto, Jr., Medley Capital Corporation, Medley Management Inc., Sierra Income Corporation, and Sierra Management, Inc. The complaints in each of the New York Actions allege that the individuals named as defendants breached their fiduciary duties in connection with the proposed merger of MCC with and into Sierra, and that the other defendants aided and abetted those alleged breaches of fiduciary duties. Compensatory damages in unspecified amounts are sought. On February 27, 2019, the Court entered a stipulated scheduling order requiring that defendants respond to the complaints 45 days following the later of (a) the stockholder vote on the proposed merger and (b) plaintiffs’ filing of a consolidated, amended complaint. A preliminary conference is scheduled to take place on November 19, 2019. The defendants believe the claims asserted in the New York Actions are without merit and they intend to defend these lawsuits vigorously. At this time, we are unable to determine whether an unfavorable outcome from these matters is probable or remote or to estimate the amount or range of potential loss, if any.
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
The Stipulation provides for the settlement of all claims brought against the Medley Parties in the FrontFour Action. Under the Stipulation, MCC agreed to seek the agreement and/or consent of Sierra to effect certain amendments to (i) the MCC Merger Agreement and (ii) the MDLY Merger Agreement (together with the MCC Merger Agreement, the “Merger Agreements”), which have been reflected in the revised Merger Agreements annexed to the Stipulation. The Stipulation also provides for, if the MCC Merger is consummated, the creation of a settlement fund, consisting of $17 million in cash and $30 million of Sierra stock, with the number of shares of Sierra stock to be calculated using the pro forma net asset value reported in the future proxy supplement describing the amendments to the MCC Merger Agreement, which will be distributed to eligible members of the Settlement Class (as defined in the Stipulation). Under the Stipulation, MDLY also consented to certain amendments to the Merger Agreements that have been reflected in the revised Merger Agreements annexed to the Stipulation. In addition, in connection with the Stipulation, on July 29, 2019, MCC entered into a Governance Agreement with FrontFour Capital Group LLC, FrontFour Master Fund, Ltd., FrontFour Capital Corp., FrontFour Opportunity Fund, David A. Lorber, Stephen E. Loukas and Zachary R. George, pursuant to which, among other matters, FrontFour is subject to customary standstill restrictions and required to vote in favor of the MCC Merger at a meeting of stockholders to approve the Amended MCC Merger Agreement.
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
The Stipulation further provides that MCC and FrontFour shall work together in good faith to agree to supplemental disclosures relating to the transactions contemplated by the Merger Agreements consistent with the Decision. The Stipulation is subject to the approval of the Court. On September 26, 2019, FrontFour filed a motion seeking an order approving the Stipulation, and also moved for the Court to award plaintiffs’ counsel attorneys’ fees in the amount of $22 million and expenses in the amount of $420,334.97 (the “Fee Application”). The Court held a hearing to consider the Stipulation and the Fee Application on October 24, 2019. The parties submitted supplemental briefing with respect to the Stipulation on October 31, 2019.  To date, the Court has not issued a decision with respect to approval of the Stipulation or the Fee Application.
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

Item 1A.  Risk Factors
In addition to other information set forth in this report, you should carefully consider the “Risk Factors” discussed in our annual report on Form 10-K for the fiscal year ended December 31, 2018, filed with the SEC on April 1, 2019, which could materially affect our business, financial condition and/or operating results. Other than the items disclosed below, there have been no material changes during the nine months ended September 30, 2019 to the risk factors discussed in “Item 1A. Risk Factors” of our annual report on Form 10-K. Additional risks or uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results.

Risks Relating to the Mergers

On July 29, 2019, the Company entered into the Amended MDLY Merger Agreement, pursuant to which the Company will, on the terms and subject to the conditions set forth in the Amended MDLY Merger Agreement, merge with and into Merger Sub, with Merger Sub as the surviving company in the MDLY Merger. Pursuant to the Amended MCC Merger Agreement, MCC will, on the terms and subject to the conditions set forth in the Amended MCC Merger Agreement, merge with and into Sierra, with Sierra as the surviving company (the “Combined Company”) in the merger (the “MCC Merger”). Pursuant to terms of the Amended MCC Merger Agreement, the consummation of the MCC Merger is conditioned upon the satisfaction or waiver of each of the conditions to closing under the Amended MDLY Merger Agreement and the consummation of the MDLY Merger. However, pursuant to the terms of the Amended MDLY Merger Agreement, the consummation of the MDLY Merger is not conditioned upon the consummation of the MCC Merger. If the Mergers are or only the MDLY Merger is consummated, Sierra’s common stock will be listed on the NYSE under the symbol “SRA”, with such listing expected to be effective as of the closing date of the Mergers, or the MDLY Merger, as applicable. If the MCC Merger is also consummated, Sierra's common stock will be listed on the TASE, with such listing expected to be effective as of the closing date of the Mergers. Upon completion of both of the Mergers, the investment portfolios of the Company and Sierra would be combined, Merger Sub, as a successor to MDLY, would be a wholly owned subsidiary of the Combined Company, and the Combined Company would be internally managed by its wholly controlled adviser subsidiary. If the MDLY Merger is consummated and the MCC Merger is not consummated, Sierra’s common stock would be listed on the NYSE (but not the TASE), and the investment portfolios of the Company and Sierra would not be combined. Set forth below are certain risks relating to the Mergers. For more information, please refer to our definitive proxy statement on Schedule 14A filed with the SEC on 13, 2019.

The completion of the Mergers is subject to several conditions, including, with respect to the MCC Merger, court approval of the Settlement. There can be no assurances when or if the Mergers will be completed.

Although the Company, Sierra, and MCC expect to complete the Mergers as early as the [fourth quarter of 2019], there can be no assurances as to the exact timing of completion of the MCC Merger and/or the MDLY Merger, aspplicable, that both Mergers will be completed, or that the Mergers will be completed at all. The completion of the Mergers or the MDLY Merger, as applicable, is subject to numerous conditions, including, among others, the continued effectiveness of the Registration Statement on Form N-14; the approval of Sierra’s common stock (including shares of Sierra’s common stock to be issued in the Mergers or the MDLY Merger, applicable) for listing on the NYSE; receipt of requisite approvals of each of Sierra’s stockholders, MCC’s stockholders, and the Company’s stockholders; receipt of required regulatory approvals, including from the SEC (including necessary exemptive relief to consummate the Mergers); approval by the Court of Chancery of the State of Delaware of the Stipulation of Settlement in connection with the consolidated actions under caption of In re Medley Capital Corporation Stockholder Litigation, C.A. No. 2019-0100-KSJM; any necessary approvals under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, amended, and, if applicable, state securities regulators; there being no recession of the confirmation that Merger Sub, as the successor to the Company in the MDLY Merger, will be treated as a portfolio investment of the Combined Company or the Sierra/MDLY Company, as applicable, and reflected in the Combined Company’s or the Sierra/MDLY Company’s, as applicable, consolidated financial statements at fair value for accounting purposes (i.e., not consolidated into the financial statements of the Combined Company or the Sierra/MDLY Company, as applicable); the relevant parties having taken all actions reasonably required in order to keep existing indebtedness outstanding following the Mergers or the MDLY Merger, as applicale; receipt of necessary consents relating to joint ventures of Sierra and MCC; receipt of a specified level of consents from third-party advisory clients of the Company; with respect to the MCC Merger, satisfaction (or appropriate wavier) of the conditions to closing of the MDLY Merger; and other customary closing conditions.
The Company, Sierra, and MCC cannot assure their respective stockholders that the conditions required to complete the Mergers or the MDLY Merger, as applicable, will be satisfied or waived on the anticipated schedule, or at all. If the Mergers are or the MDLY Merger is, as applicable, not completed, the resulting failure of the Mergers could have a material adverse impact on the Company’s, Sierra’s, and MCC’s financial condition, results of operations, assets or business. In addition, if the Mergers are not completed, the Company, Sierra, and MCC will have incurred substantial expenses for which no ultimate benefit will have been received. See “- If the MDLY Merger does not close, we will not benefit from the expenses incurred in connection therewith”

below. Moreover, if either the Amended MCC Merger Agreement or the Amended MDLY Merger Agreement is terminated under certain circumstances, the Company, Sierra, and MCC may be obligated to pay the other party to the applicable merger agreement a termination fee. See “- Under certain circumstances, we may be obligated to pay a termination fee upon termination of the Amended MDLY Merger Agreement.” Any decision that the Company’s stockholders, Sierra’s stockholders, and MCC’s stockholders make should be made with the understanding that the completion of the Mergers may not happen as scheduled, or at all.
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
The Company is currently a defendant in the New York Actions and the FrontFour Action and may be a target of additional securities class action and derivative lawsuits. Securities class action lawsuits and derivative lawsuits are often brought against companies that have entered into merger agreements in an effort to enjoin the merger or seek monetary relief from such companies. Even if the lawsuits are without merit, defending against these claims can result in substantial costs and divert management time and resources. We cannot predict the outcome of these lawsuits, or others, if any, nor can we predict the amount of time and expense that will be required to resolve any such litigation. An unfavorable resolution of any such litigation surrounding the Mergers could delay or prevent their consummation. In addition, the costs defending the litigation, even if resolved in our favor, could be substantial and such litigation could distract us from pursuing the consummation of the Mergers and other potentially beneficial business opportunities.
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

The Amended MDLY Merger Agreement contains provisions that limit the Company’s ability to actively solicit, discuss or negotiate competing third-party proposals for strategic transactions. Although these provisions, which are customary for transactions of this type, allows us to engage in negotiations regarding, and to ultimately accept, a “Superior Proposal” (as such term is defined in the Amended MDLY Merger Agreement) in certain circumstances, subject to the payment of a termination fee, such provisions might discourage a potential competing acquiror that might have an interest in acquiring all or a significant part of the Company from considering or proposing a “Superior Proposal” to us, or might result in a potential competing acquiror proposing to pay a lower price to acquire us than it might otherwise have proposed to pay.

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

Uncertainty about the effect of the Mergers may have an adverse effect on us and, consequently, on the Combined Company following completion of the Mergers or the Sierra/MDLY Company if only the MDLY Merger is completed. These uncertainties could cause those that deal with us to seek to change their existing business relationships with us. In addition, the Amended MDLY Merger Agreement restricts us from taking actions that we might otherwise consider to be in our best interests. These restrictions may prevent us from pursuing certain business opportunities that may arise prior to the completion of the MDLY Merger.
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

Medley LLC
(Registrant)

Date: November 14, 2019	By:	/s/ Richard T. Allorto, Jr.
Richard T. Allorto, Jr.
Chief Financial Officer
(Principal Financial Officer and Authorized Signatory)