Form 10-K/A
period 2019-12-31
Medley LLC
filed 2020-04-29
CIK 1536577

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

As of April 17, 2020, 30,230,047 units of membership interests in Medley LLC were outstanding. There is no trading market for Medley LLC's units of membership interests.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K of Medley LLC (the “Company”) for the year ended December 31, 2019, originally filed with the U.S. Securities and Exchange Commission (“SEC”) on March 30, 2020 (the “Original Filing”).

This Amendment is being filed for the purpose of providing the information required by Items 10 through 14 of Part III of the Annual Report on Form 10-K. This information was previously omitted from the Original Filing in reliance on General Instruction G(3) to the Annual Report on Form 10-K, which permits the above-referenced Items to be incorporated in the Annual Report on Form 10-K by reference from a definitive proxy statement, if such definitive proxy statement is filed no later than 120 days after December 31, 2019. At this time, the Company is filing this Amendment to include Part III information in its Annual Report on Form 10-K because the Company does not intend to file a definitive proxy statement within 120 days of December 31, 2019.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Items 10 through 14 of Part III of the Original Filing are hereby amended and restated in their entirety. In addition, pursuant to Rule 12b-15 under the Exchange Act, the Company is including Item 15 of Part IV with this Amendment, solely to file the certification required under Section 302 of the Sarbanes-Oxley Act of 2002.

Except as described above or as otherwise expressly provided by the terms of this Amendment, no other changes have been made to the Original Filing. Except as otherwise indicated herein, this Amendment continues to speak as of the date of the Original Filing, and the Company has not updated the disclosures contained therein to reflect any events that occurred subsequent to the date of the Original Filing.

PART III.
Item 10.     Directors, Executive Officers and Corporate Governance
Directors and Executive Officers
Our Board of Directors is elected annually and each of our directors serve one year terms. The following table sets forth certain information about our directors and executive officers as of April 17, 2020.

Name	Age	Position
Brook Taube	50	Co-Chief Executive Officer and Co-Chairman of the Board of Directors
Seth Taube	50	Co-Chief Executive Officer and Co-Chairman of the Board of Directors
Jeffrey Tonkel	49	Director
James G. Eaton	43	Director
Jeffrey T. Leeds	64	Director
Guy Rounsaville, Jr.	76	Director
Richard T. Allorto, Jr.	48	Chief Financial Officer
John D. Fredericks	56	General Counsel and Secretary
Directors
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
Jeffrey Tonkel, 49, has been a member of the Board of Directors of Medley Management Inc. since its formation in 2014 and had served as the President of Medley Management Inc. since its inception through August 31, 2019. Mr. Tonkel has also served as a member of the Board of Directors of Medley Capital Corporation since February 2014, and has served as the President of Sierra Income Corporation from 2013 to 2019 and the President of Sierra Total Return fund from 2016 to 2019. Prior to joining Medley, Mr. Tonkel was a Managing Director with JPMorgan from January 2010 to November 2011, where he was Chief Financial Officer of a global financing and markets business. Prior to JPMorgan, Mr. Tonkel was a Managing Director, Principal Investments, with Friedman Billings Ramsey, where he focused on merchant banking and corporate development investments in diversified industrials, energy, real estate and specialty finance. Mr. Tonkel began his investment career with Summit Partners. Mr. Tonkel received a B.A. from Harvard University and an M.B.A. from Harvard Business School.
James G. Eaton, 43, has been a member of the Board of Directors since 2017. Mr. Eaton is a partner of JJR Private Capital, was a co-founder of Nuuvera Inc., and also serves on the boards of JC Clark Ltd. and Dream Unlimited Corp. Mr. Eaton is the President of Weatons Holdings, a Canadian private holding company, and has been active in the founding, growth and divestiture stages of the Weatons portfolio companies across a wide variety of industries. Mr. Eaton’s responsibilities at Weatons include overseeing numerous private investments and a portfolio of listed securities. In addition to chairing the Invictus Games Toronto 2017, Mr. Eaton is a founding director of the True Patriot Love Foundation and serves as trustee of the John David and Signy Eaton Foundation. Mr. Eaton holds a B.A. from the University of Colorado at Boulder. In 2012, Mr. Eaton was awarded a Queen Elizabeth II Jubilee Medal honoring significant contributions and achievements by Canadians.

Jeffrey T. Leeds, 64, has been a member of the Board of Directors since September 2014. Mr. Leeds is President and Co-Founder of Leeds Equity Partners, LLC, a private equity investment firm focused on the knowledge sector. Mr. Leeds also serves as a director of BARBRI, Endeavor Schools, LLC, Exterro, Fusion Education Group, Knowledge Factor, INTO University Partnerships, LRN, Simplify Compliance Holdings, LLC and RealPage, Inc., where he chairs the Nominating and Governance Committee. Prior to co-founding Leeds Equity in 1993, Mr. Leeds worked at Lazard Freres & Co., specializing in mergers and acquisitions and corporate finance from 1986 to 1992. Prior to joining Lazard, Mr. Leeds served as a law clerk to the Hon. William J. Brennan, Jr. of the Supreme Court of the United States. From 1983 to 1985, Mr. Leeds worked in the corporate department of Cravath, Swaine & Moore in New York. He was the founding chairman of the Green Dot New York Charter School and currently serves as a member of the Board of Visitors for the Colin L. Powell School for Civil and Global Leadership at the City College of New York. Mr. Leeds received a B.A. from Yale University, attended Oxford University as a Marshall Scholar and received a J.D. from Harvard Law School.
Guy Rounsaville, Jr., 76, has been a member of the Board of Directors since September 2014. Mr. Rounsaville is currently the General Counsel of QueensCare, a California not-for-profit organization that specializes in providing medical care to low income and indigent individuals in the Los Angeles area. He also is currently a member of the board of directors of Colorado National Bank and was previously a director of Tri-Valley Bank, First Banks, Inc. and United American Bank. Mr. Rounsaville served as Director of Diversity of the law firm Allen Matkins Leck Gamble Mallory & Natsis LLP from 2009 until May 2012 and as co-managing partner of their San Francisco office from 1999 to 2001. Mr. Rounsaville served as General Counsel and Corporate Secretary of LaSalle Bank from 2006 until it was acquired by Bank of America in October 2007, after which he served, for transition purposes, as Bank of America’s Senior Vice President and Assistant General Counsel until May 2008. From 2001 to 2006, Mr. Rounsaville served as General Counsel and Corporate Secretary of Visa International. Prior to that, Mr. Rounsaville served in several roles at Wells Fargo from 1969 through 1998, including General Counsel and Corporate Secretary. Mr. Rounsaville has served on numerous civic and professional committees and boards. He received a B.A. from Stanford University and a J.D. from Hastings College of the Law.
Executive Officers
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
Board Structure
The Board does not have a policy on whether or not the roles of the Chief Executive Officer and Chairman should be separate. The Board evaluates relevant factors and determines the best leadership structure for the Company’s operating and governance environment at the time. The Board believes that having combined Co-Chairmen and Co-Chief Executive Officers is the appropriate leadership structure for the Company at this time. As the Co-Chairmen and Co-Chief Executive Officers, Mr. Brook Taube and Mr. Seth Taube are able to draw on their knowledge and expertise related to the Company’s daily operations, industry and competitive developments to set the agenda for the Board and ensure the appropriate focus on issues of concern to the Company. Furthermore, the Board believes that combining these roles enables decisive leadership, ensures clear accountability and facilitates information flow between management and the Board, all of which are essential to effective governance. The Board has not formally designated a lead independent director.
Controlled Company Status
Medley Group LLC, an entity owned by our pre-IPO owners, holds more than a majority of the voting power of our common stock eligible to vote in the election of our directors. As a result, we are a “controlled company” within the meaning of the NYSE’s corporate governance standards. Under these corporate governance standards, a company of which more than 50% of the voting power is held by an individual, group or another company entitled to vote for the election of directors is a “controlled company” and may elect not to comply with certain corporate governance standards, including the requirements (1) that a majority of the board of directors consist of independent directors, (2) that the board of directors have a compensation committee that is comprised entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities and (3) that the board of directors have a nominating and corporate governance committee that is comprised entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities. We are utilizing these exemptions. As a result, the majority of our directors on the Board are not independent and our Compensation Committee and our Corporate Governance and Nominating Committee are not comprised entirely of independent directors. Accordingly, you do not have the same protections afforded to stockholders of companies that are subject to all of these corporate governance requirements. In the event that we cease to be a “controlled company” and our shares continue to be listed on the NYSE, we will be required to comply with these provisions within the applicable transition periods.
Family Relationships of Directors and Executive Officers
Messrs. Brook and Seth Taube, each a Co-Chief Executive Officer and Co-Chairman of the Board of Directors, are brothers. There are no other family relationships among any of our directors or executive officers.
Board of Directors' Role in Risk Oversight
The Board of Directors has overall responsibility for risk oversight, including, as part of regular Board and committee meetings, general oversight of executives’ management of risks relevant to the Company. A fundamental part of risk oversight is not only understanding the material risks a company faces and the steps management is taking to manage those risks, but also understanding what level of risk is appropriate for the Company. Each quarter, the Board of Directors receives presentations from senior management on matters involving the Company’s operations and considers the risks related to strategies and business plans.
In addition, our Board committees consider the risks within their respective areas of responsibility. The Audit Committee assists the Board in fulfilling its oversight responsibilities with respect to risk management in the areas of financial reporting, internal controls and compliance with legal and regulatory requirements, and, in accordance with NYSE requirements, discusses with management policies with respect to risk assessment and risk management. The Compensation Committee assists the Board in fulfilling its oversight responsibilities with respect to the management of risks arising from the Company's compensation policies and programs and reviews and discusses with management the Company's compensation policies and practices and management's assessment of whether any risks arising from such policies and practices are reasonably likely to have a material adverse effect on the Company. The Corporate Governance and Nominating Committee assists the Board in fulfilling its oversight responsibilities with respect to the management of risks associated with Board and Board committee organization, membership and structure, succession planning and corporate governance matters.
Our Board of Directors believes that this role in risk oversight is appropriate. We believe that we have robust internal processes in place and a strong internal control environment to identify and manage risks. However, not all risks that may affect us can be identified or eliminated and some risks are beyond the control of us and our service providers.
We recognize that different board roles in risk oversight are appropriate for companies in different situations. We re-examine the manners in which the Board of Directors administers its oversight function on an ongoing basis to ensure that it continues to meet the Company’s needs.
Board Committees and Meetings
The following table summarizes the current membership of each of the Board’s committees.

	Audit Committee	Compensation Committee	Corporate Governance and Nominating Committee
Brook Taube		X	X
Seth Taube		X	X
Jeffrey T. Leeds	Chair	Chair
Guy Rounsaville, Jr.	X		Chair
James G. Eaton	X
All directors are expected to make every effort to attend all meetings of the Board, meetings of the committees of which they are members. During the year ended December 31, 2019, the Board held five meetings and the Audit Committee held four meetings. In 2019, each of our directors attended at least 80% of the meetings of the Board and committees that occurred during the time in which he served as a member of the Board or such committee. Each of our directors is strongly encouraged, but is not required, to attend our annual meeting of stockholders. All of our directors attended our 2019 annual meeting of stockholders.

Committee Charters and Corporate Governance Guidelines
Our commitment to good corporate governance is reflected in our Corporate Governance Guidelines, which describe the Board’s views on a wide range of governance topics. These Corporate Governance Guidelines are reviewed from time to time by the Board and, to the extent deemed appropriate in light of emerging practices, revised accordingly, upon recommendation to and approval by the Board.
Our Corporate Governance Guidelines, our Audit, Compensation and Corporate Governance and Nominating Committee charters and other corporate governance information are available on the Corporate Governance page of the Investor Relations section on our website at www.mdly.com. Any stockholder also may request them in print, without charge, by contacting the General Counsel and Secretary, Medley Management Inc., 280 Park Avenue, 6th Floor East, New York, New York 10017.
Committee Membership
Audit Committee - All members of the Audit Committee have been determined to be “independent,” consistent with our Audit Committee Charter, Corporate Governance Guidelines and the NYSE listing standards applicable to boards of directors in general and audit committees in particular. Our Board also has determined that each of the members of the Audit Committee is “financially literate” within the meaning of the listing standards of the NYSE. In addition, our Board has determined that Jeffrey T. Leeds qualifies as an “audit committee financial expert” as defined by applicable SEC regulations.
The duties and responsibilities of the Audit Committee are set forth in its charter, which may be found at www.mdly.com under Investor Relations: Corporate Governance: Committee Charters: Audit, and include among duties and responsibilities:

•	selecting and hiring our independent auditors, and approving the audit and non-audit services to be performed by our independent auditors;

•	assisting the Board of Directors in evaluating the qualifications, performance and independence of our independent auditors;

•	assisting the Board of Directors in monitoring the quality and integrity of our financial statements and our accounting and financial reporting;

•	assisting the Board of Directors in monitoring our compliance with legal and regulatory requirements;

•	reviewing the adequacy and effectiveness of our internal control over financial reporting processes;

•	assisting the Board of Directors in monitoring the performance of our internal audit function;

•	monitoring the performance of our internal audit function;

•	reviewing with management and our independent auditors our annual and quarterly financial statements; and

•
reviewing and evaluating complaints received by us regarding accounting, internal accounting controls or auditing matters and the confidential, anonymous submission by our employees of concerns regarding questionable accounting or auditing matters.

With respect to our reporting and disclosure matters, the responsibilities and duties of the Audit Committee include reviewing and discussing with management and the independent registered public accounting firm our annual audited financial statements prior to inclusion in our Annual Report on Form 10-K, our quarterly financial statements and other public filings in accordance with applicable rules and regulations of the SEC and the Audit Committee Charter.
On behalf of the Board, the Audit Committee plays a key role in the oversight of our risk management policies and procedures. See “Board of Directors' Role in Risk Oversight” above.
Compensation Committee - Mr. Jeffrey T. Leeds has been determined to be “independent” as defined by our Corporate Governance Guidelines and the NYSE listing standards applicable to boards of directors generally and compensation committees specifically. The other members of the Compensation Committee, Messrs. Brook and Seth Taube have not been determined by our Board of Directors to be independent.
The duties and responsibilities of the Compensation Committee are set forth in its charter, which may be found at www.mdly.com under Investor Relations: Corporate Governance: Committee Charters: Compensation, and include, among other duties and responsibilities:

•
reviewing and approving corporate goals and objectives relevant to the compensation of our Co-Chief Executive Officers, evaluating our Co-Chief Executive Officers’ performance in light of those goals and objectives, and, either as a committee or together with the other independent directors (as directed by the board of directors), determining and approving our Co-Chief Executive Officers’ compensation level based on such evaluation;

•
reviewing and approving, or making recommendations to the board of directors with respect to, the compensation of our other executive officers, including annual base salary, bonus and equity-based incentives and other benefits;

•	reviewing and recommending the compensation of our directors; and

•	reviewing and making recommendations with respect to our equity compensation plans.

With respect to our reporting and disclosure matters, the responsibilities and duties of the Compensation Committee include overseeing the preparation of the Compensation Discussion and Analysis, to the extent applicable, for inclusion in our Annual Proxy Statement and Annual Report on Form 10-K in accordance with applicable rules and regulations of the SEC. The charter of the Compensation Committee permits the committee to delegate any or all of its authority to one or more subcommittees and to delegate to one or more of our officers the authority to make awards to employees other than any Section 16 officer under our incentive compensation or other equity-based plan, subject to compliance with the plan and the laws of our state of jurisdiction.
The Compensation Committee has the authority under its charter to retain outside consultants or advisors, as it deems necessary or advisable.
Corporate Governance and Nominating Committee - Mr. Rounsaville is a member of the Corporate Governance and Nominating Committee who has been determined to be “independent” as defined by our Corporate Governance Guidelines and the NYSE listing standards. The other members of the Corporate Governance and Nominating Committee, Messrs. Brook and Seth Taube, have not been determined by our Board of Directors to be independent.
The duties and responsibilities of the Corporate Governance and Nominating Committee are set forth in its charter, which may be found at www.mdly.com under Investor Relations: Corporate Governance: Committee Charters: Corporate Governance and Nominating, and include, among other duties and responsibilities:

•	assisting our Board of Directors in identifying prospective director nominees and recommending nominees to the Board of Directors;

•	overseeing the evaluation of the Board of Directors and management;

•	reviewing developments in corporate governance practices and developing and making recommendations to the Board with respect to the Company’s corporate governance guidelines; and

•	recommending members for each committee of our Board of Directors.
Director Nomination Process
The Corporate Governance and Nominating Committee weighs the characteristics, experience, independence and skills of potential candidates for election to the Board and recommends nominees for director to the Board for election. In considering candidates for the Board, the Corporate Governance and Nominating Committee also assesses the size, composition and combined expertise of the Board. As the application of these factors involves the exercise of judgment, the Corporate Governance and Nominating Committee does not have a standard set of fixed qualifications that is applicable to all director candidates, although the Corporate Governance and Nominating Committee does at a minimum assess each candidate’s strength of character, judgment, industry knowledge or experience, his or her ability to work collegially with the other members of the Board and his or her ability to satisfy any applicable legal requirements or listing standards. In addition, although the Board considers diversity of viewpoints, background and experiences, the Board does not have a formal diversity policy. In identifying prospective director candidates, the Corporate Governance and Nominating Committee may seek referrals from other members of the Board, management, stockholders and other sources, including third party recommendations. The Corporate Governance and Nominating Committee also may, but need not, retain a search firm in order to assist it in identifying candidates to serve as directors of the Company. The Corporate Governance and Nominating Committee utilizes the same criteria for evaluating candidates regardless of the source of the referral. When considering director candidates, the Corporate Governance and Nominating Committee seeks individuals with backgrounds and qualities that, when combined with those of our incumbent directors, provide a blend of skills and experience to further enhance the Board’s effectiveness.
In connection with its annual recommendation of a slate of nominees, the Corporate Governance and Nominating Committee also may assess the contributions of those directors recommended for re-election in the context of the Board evaluation process and other perceived needs of the Board.
When considering whether the directors and nominees have the experience, qualifications, attributes and skills, taken as a whole, to enable the Board to satisfy its oversight responsibilities effectively in light of our business and structure, the Board focused primarily on the information discussed in each of the Board member’s biographical information set forth above. We believe that our directors provide an appropriate mix of experience and skills relevant to the size and nature of our business. In particular, the members of our Board of Directors considered the following important characteristics:

•
Messrs. Brook Taube and Seth Taube - we considered that these two individuals have played an integral role in our firm’s successful growth, and that each has developed a unique and in-depth understanding of our business. We also noted that these two individuals are our largest equity owners and, as a consequence of such alignment of interest with our other equity owners, each has additional motivation to diligently fulfill his oversight responsibilities as a member of our Board of Directors.

•
Mr. Tonkel - we considered his extensive experience in various senior leadership roles in the financial services industry, including his role as a Managing Director with JPMorgan where he was the Chief Financial Officer of a global financing and markets business, as well as his familiarity with our business and operations due to his previous role as President of Medley and Sierra Income Corporation and as a current member of the Board of Directors of Medley Capital Corporation.

•	Mr. Jeffrey T. Leeds - we considered his extensive experience in private equity investing, investment banking and law, along with his prior experience as a board member of various institutions.

•
Mr. Guy Rounsaville, Jr. - we considered his background in law, banking and lending, including his extensive experience serving in general counsel, corporate secretary and board member roles at several financial institutions.

•
Mr. James G. Eaton - we considered his background in finance and financial services, owing to his extensive experience as president of a private holding company and investment advisor and board member roles.

The Corporate Governance and Nominating Committee will consider director candidates recommended by stockholders. Any recommendation submitted to the Secretary of the Company should be in writing and should include any supporting material the stockholder considers appropriate in support of that recommendation, but must include information that would be required under the rules of the SEC to be included in a proxy statement soliciting proxies for the election of such candidate and a written consent of the candidate to serve as one of our directors if elected. Stockholders wishing to propose a candidate for consideration may do so by submitting the above information to the attention of the General Counsel and Secretary, Medley Management Inc., 280 Park Avenue, 6th Floor East, New York, New York 10017. All recommendations for nomination received by the General Counsel and Secretary that satisfy our by-law requirements relating to such director nominations will be presented to the Corporate Governance and Nominating Committee for its consideration. Stockholders also must satisfy the notification, timeliness, consent and information requirements set forth in our by-laws. During fiscal 2019, we made no material changes to the procedures by which the stockholders may recommend nominees to our Board of Directors.
Communications with the Board
As described in the Corporate Governance Guidelines, stockholders and other interested parties who wish to communicate with a member or members of the Board, including the chairperson of the Audit, Compensation, or Corporate Governance and Nominating Committees or to the non-management or independent directors as a group, may do so by addressing such communications or concerns to the General Counsel of the Company, at Medley Management Inc., 280 Park Avenue, 6th Floor East, New York, New York 10017, who will forward such communication to the appropriate party.
Compensation Committee Interlocks and Insider Participation
During the 2019 fiscal year, the members of our Compensation Committee were Mr. Leeds, Mr. Brook Taube (our Co-Chief Executive Officer) and Mr. Seth Taube (our Co-Chief Executive Officer). None of our executive officers serves as a member of the Board of Directors or Compensation Committee (or other committee performing equivalent functions) of any entity that has one or more executive officers serving on our Board of Directors or Compensation Committee.
Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires our executive officers and directors (and persons who own more than 10% of our equity securities) to file reports of ownership and changes in ownership with the SEC. Based solely on our review of forms filed electronically with the SEC and written representations from reporting persons, the Company has determined that no reporting person known to it was delinquent with respect to their reporting obligations during fiscal 2019, except for (i) the Form 4 filed on April 22, 2019 on behalf of Jacobs Asset Management, LLC, (ii) the Form 4 filed on June 6, 2019 by the Company on behalf of Guy Rounsaville, Jr., (iii) the Form 4 filed on June 6, 2019 by the Company on behalf of James G. Eaton and (iv) the Form 4 filed on June 6, 2019 by the Company on behalf of Jeffrey T. Leeds.
Code of Conduct and Ethics
We maintain a Code of Business Conduct and Ethics that is applicable to all of our directors, officers and employees, including our Co-Chairmen and Co-Chief Executive Officers, Chief Financial Officer and other senior financial officers. The Code of Business Conduct and Ethics sets forth our policies and expectations on a number of topics, including conflicts of interest, compliance with laws, use of our assets and business conduct and fair dealing. This Code of Business Conduct and Ethics also satisfies the requirements for a code of ethics, as defined by Item 406 of Regulation S-K promulgated by the SEC. We will disclose within four business days any substantive changes in or waivers of the Code of Business Conduct and Ethics granted to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, by posting such information on our website as set forth above rather than by filing a Form 8-K. In the case of a waiver for an executive officer or a director, the required disclosure also will be made available on our website within four business days of the date of such waiver.
The Code of Business Conduct and Ethics may be found on our website at www.mdly.com under Investor Relations: Corporate Governance: Governance Documents: Code of Business Conduct and Ethics.

Item 11.     Executive Compensation
Summary Compensation Table
Our named executive officers for 2019 are:

•	Brook Taube, Co-Chief Executive Officer;

•	Seth Taube, Co-Chief Executive Officer;

•	Richard T. Allorto, Jr., Chief Financial Officer; and

•	John D. Fredericks, General Counsel and Secretary.
The following table presents summary information regarding the total compensation awarded to, earned by, or paid to each of our named executive officers for the fiscal years indicated.

Name	Year	Salary ($)(1)	Bonus ($)	Stock Awards ($)(2)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (3)	Total ($)
Brook Taube	2019	—	—	—	—	—	—	$54,319	$54,319
Co-Chief Executive Officer	2018	—	—	—	—	—	—	$49,661	$49,661
Seth Taube	2019	—	—	—	—	—	—	$54,828	$54,828
Co-Chief Executive Officer	2018	—	—	—	—	—	—	$52,719	$52,719
Richard T. Allorto, Jr.	2019	$300,000	—	$849,999	—	—	—	$55,052	$1,205,051
Chief Financial Officer	2018	$300,000	—	$1,065,170	—	—	—	$50,044	$1,415,214
John D. Fredericks	2019	$300,000	—	$849,999	—	—	—	$59,530	$1,209,529
General Counsel and Secretary	2018	$300,000	$668,169	$810,111	—	—	—	$54,022	$1,832,302

(1)
Amounts reported under Salary include guaranteed cash distributions made on membership interests in Medley LLC owned directly or indirectly by our named executive officers. During the years ended December 31, 2019 and 2018, neither of Messrs. Brook Taube or Seth Taube received any guaranteed payments. In addition, we pay to each of Mr. Allorto and Mr. Fredericks a $25,000 monthly cash payment, included under Salary in the Summary Compensation Table.

(2)
Amounts reported under Stock Awards for the year 2019 consist of Restricted LLC Units granted in June 2019 for services rendered in 2018. Amounts reported under Stock Awards for the year 2018 consist of restricted LLC Units granted in March and May 2018 for services rendered in 2017. The restricted LLC Units are included at their grant date fair market value which was computed in accordance with FASB ASC Topic 718.

(3)
Amounts reported under All Other Compensation include Company-paid executive health insurance, Company non-elective retirement plan contributions, Company-paid life insurance premiums, Company-paid commuting expenses and Company-reimbursed professional dues.

Outstanding Equity Awards at 2019 Fiscal Year End
The following table includes information concerning stock awards that have not vested for each of our named executive officer as of December 31, 2019.

	Option awards						Stock awards (1)
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: number of securities underlying unexercised unearned options (#)	Option exercise price ($)		Option exercise date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: market payout value of unearned shares, units or other rights that have not vested ($)
Brook Taube	—	—	—	—	—	—	—	—	—	—
Seth Taube	—	—	—	—	—	—	—	—	—	—
Jeffrey Tonkel	—	—	—	—	—	—	—	—	—	—
Richard T. Allorto, Jr.	—	—	—	—		—	505,311	$1,495,721	—	—
John D. Fredericks	—	—	—	—		—	465,644	$1,378,306	—	—

(1)
Stock awards consist of restricted LLC Units of 447,956 granted on June 4, 2019, 216,333 granted on May 11, 2018, 140,000 granted on March 28, 2018, 100,000 granted on February 22, 2017 and 66,666 granted on March 17, 2016. Of the 216,333 awards granted on May 11, 2018, 158,000 will vest only upon (i) the participant’s termination without cause in connection with a change in control or (ii) provided the participant has not undergone a termination from service prior thereto, upon (a) the occurrence of a change in control or (b) death or disability of the participant. The grant of awards on June 4, 2019 vest equally in three installments on December 31, 2019, 2020 and 2021. The remainder of the awards vest in three equal annual installments on each of the third, fourth and fifth anniversaries of the grant date. The vesting of these awards is subject to the executive’s continued employment on the applicable vesting date. The market value of the RSUs and restricted LLC Units was computed using Medley’s closing price of $2.96 per share as of December 31, 2019.

Narrative Disclosure to Summary Compensation Table
Our named executive officers are generally compensated through a combination of annual guaranteed payments and annual discretionary bonuses in the form of cash, equity-based awards and/or profit interests in our advisor entities.
 Guaranteed Payments
Each of our named executive officers owns, directly or indirectly, membership interests in Medley LLC. The payments to our Co-Chief Executive Officers, Mr. Brook Taube and Mr. Seth Taube, are performance based and are periodically set subject to maximums based on our total assets under management. During the years ended December 31, 2019 and 2018, neither of our Co-Chief Executive Officers received any guaranteed payments. In addition, we pay to each of Mr. Allorto and Mr. Fredericks a $25,000 monthly cash payment, included under Salary in the Summary Compensation Table. As a condition to receiving membership interests in Medley LLC, each executive was required to become a party to the limited liability company agreement of Medley LLC. The limited liability company agreement of Medley LLC, the unit award agreements evidencing such membership interests and the agreement described above relating to guaranteed payments, generally govern the rights and obligations of the executives.
Annual Discretionary Bonus
In February 2020, the Board of Directors approved an award of 92,230 restricted LLC Units to be granted to each of Mr. Allorto and Mr. Fredericks as an annual discretionary bonus for services rendered in 2019. Once granted, the restricted LLC Units will vest over a three year period with one-third vesting on January 18, 2021, one-third vesting on January 18, 2022 and one-third vesting on January 18, 2023, subject to the executive’s continued employment on the applicable vesting date.

On November 12, 2018 (the “Award Date”), the Board approved the Medley Tactical Opportunities Carried Interest Allocation Plan (the “CI Plan”), pursuant to which certain key employees (each, an “Awardee”) involved in and instrumental to the success of the Company’s Tactical Opportunities (“Tac Ops”) transactions, have been awarded certain carried interest percentage awards (each, a “Carried Interest Percentage”) entitling the Awardee to a specified allocation of the carried interest earned on third party capital in connection with each of the four respective Tac Ops funds (each, a “Tac Ops Fund”).

In connection with the adoption of the CI Plan and the issuance of the awards thereunder, effective as of the Award Date, each Awardee entered into an award letter with respect to each of the Tac Ops Funds as to which such Awardee received an award (each, an “Award Letter”), specifying such Awardee’s Carried Interest Percentage as to such Tac Ops Fund. Pursuant to the Award Letters, each Awardee is admitted as a non-managing member of the Delaware limited liability company associated with the corresponding Tac Ops Fund (each, a “Plan LLC”) to the extent of such Awardee’s Carried Interest Percentage. The Carried Interest Percentage awards are governed by the terms and subject to the conditions of the amended and restated limited liability company agreement of the respective Plan LLC (each, a “Plan LLC Agreement”). Medley Capital LLC is the managing member (the “Managing Member”) of each of the four Plan LLCs. The CI Plan allocates to the Awardees an aggregate of 70% of the carried interest, performance allocation and incentive fees earned directly or indirectly in respect of each of the four Tac Ops Funds (“Carried Interest Proceeds”). The following table sets forth, for each of the Company’s named executive officers, the Carried Interest Percentage awarded to such person in connection with the CI Plan with respect to each Tac Ops Fund (expressed as a percentage of the total carried interest received by each respective Plan LLC):

	Carried Interest Percentages Awarded during 2018
Named Executive Officer	Medley Real D (Annuity) LLC	Medley Tactical Opportunities LLC	Medley Chiller Holdings LLC	Caddo Investors Holdings 1 LLC
Brook Taube	3.9%	3.1%	3.7%	3.3%
Seth Taube	3.9%	3.1%	3.7%	3.3%
Richard T. Allorto, Jr.	5.9%	4.6%	5.6%	4.9%
John D. Fredericks	5.9%	4.6%	5.6%	4.9%
In addition, Christopher Taube (the Company’s Senior Managing Director, Head of Institutional Fund Raising, and who is the brother of Mr. Brook Taube and Mr. Seth Taube, the Company’s Co-Chief Executive Officers and Co-Chairmen of the Board) was awarded the following Carried Interest Percentages under the CI Plan: Medley Real D (Annuity) LLC (9.8%), Medley Tactical Opportunities LLC (7.7%), Medley Chiller Holdings LLC (9.3%) and Caddo Investors Holdings 1 LLC (8.2%). Company employees other than the named executive officers and Mr. Christopher Taube, as referred to above, have been granted awards under the CI Plan consisting of the following Carried Interest Percentages in the aggregate for all such other employees: Medley Real D (Annuity) LLC (36.6%), Medley Tactical Opportunities LLC (44.0%), Medley Chiller Holdings LLC (38.5%) and Caddo Investors Holdings 1 LLC (42.2%).

In accordance with the Plan LLC Agreements, the Carried Interest Percentages are issued in consideration of services to be rendered, and is intended to constitute a “profits interest” as that term is used in the Internal Revenue Service (the “IRS”) Revenue Procedures 93-27 and 2001-43. Distributions of Carried Interest Proceeds are to be made ratably to each Awardee based on each Awardee’s respective Carried Interest Percentages at such times as the Managing Member determines in its discretion; provided that the Managing Member shall use commercially reasonable efforts to cause the Plan LLCs to distribute Carried Interest Proceeds to the Awardees reasonably promptly upon receipt, and no less frequently than quarterly, and to distribute to the Awardees certain amounts in respect of minimum tax distributions. Distributions to Awardees are to be made in cash to the extent the relevant proceeds are received by the Plan LLC in cash, with in-kind distributions also permitted in certain circumstances as provided in the Plan LLC Agreements. In the event of any obligation on the part of any Plan LLC or the Managing Member, pursuant to the agreement governing the underlying Tac Ops Fund, to make a payment to the Tac Ops Fund or its investors in respect of a clawback of the related Carried Interest Proceeds, the Managing Member may demand that the Awardees render payment back to the Plan LLC of their respective pro rata shares of the clawback obligation.

In accordance with SEC rules, the Carried Interest Percentages have not been included in the Summary Compensation Table above because the performance criteria has not been met.
In June 2019, each of Messrs. Allorto and Fredericks was awarded an annual discretionary bonus for services rendered in 2018, which consisted of 335,968 Restricted LLC Units granted under the Incentive Plan. The Restricted LLC Units vest in three equal installments on December 31, 2019, December 31, 2020 and December 31, 2021, subject to the executive’s continued employment on the applicable vesting date; provided, that Mr. Allorto’s restricted LLC Units shall fully vest upon earlier termination of service with the Company other than due to a termination for cause or due to Mr. Allorto’s resignation. The grant date fair market value of the LLC Units is included in the Summary Compensation Table above.
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
For 2019, each of our non-employee directors was entitled to receive annual compensation consisting of:

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
In June 2019, the Board approved annual awards for the continuing nonemployee directors for the period from May 29, 2019 through May 29, 2020, of which 100% will vest on May 29, 2020.
Director Compensation in 2019
The table below sets forth information regarding non-employee director compensation for the fiscal year ended December 31, 2019.

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)(2)	All Other Compensation ($)(3)	Total ($)	Total Number of Outstanding Unvested Equity Awards (#)(3)
Jeffrey T. Leeds	—	$85,000	$180,000	$265,000	30,465
Guy Rounsaville, Jr.	$35,000	$35,000	$120,000	$190,000	12,544
James G. Eaton	—	$70,000	$120,000	$190,000	25,089

(1)	Represents the annual cash retainer earned for services rendered in 2019.

(2)	Represents the aggregate grant date fair value of the RSU awards computed in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718.

(3)	Represents fees for serving on the Medley Special Committee which was established in connection with the Company’s pending merger with Sierra.

(4)	Represents the aggregate number of unvested RSUs held by each non-employee director as of the fiscal year end.
Narrative to Director Compensation Table
Eligible non-employee directors are awarded equity under the Company’s Incentive Plan. The directors’ RSUs granted in 2019 will vest in full on May 29, 2020, subject to the director’s continued service on the Board on the applicable vesting date. If the director ceases to be a member of the Board for any reason, all of his then unvested RSUs will be forfeited, and upon a change in control (as defined in the Incentive Plan), all of the director’s unvested RSUs will fully vest.

Compensation Committee Interlocks and Insider Participation
During the 2019 fiscal year, the members of our Compensation Committee were Mr. Leeds, Mr. Brook Taube (our Co-Chief Executive Officer) and Mr. Seth Taube (our Co-Chief Executive Officer). None of our executive officers serves as a member of the Board of Directors or Compensation Committee (or other committee performing equivalent functions) of any entity that has one or more executive officers serving on our Board of Directors or Compensation Committee.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Ownership of Securities
 The following table sets forth information regarding the beneficial ownership of shares of our common stock and of LLC Units as of December 31, 2019 by (1) each person known to us to beneficially own more than 5% of the outstanding voting securities of Medley Management Inc., (2) each of our directors and named executive officers and (3) all of our directors and executive officers as a group. Beneficial ownership is determined in accordance with the rules of the SEC.

	Class A Common Stock Beneficially Owned(1)		LLC Units Beneficially Owned(1)(2)		Class B Common Stock Beneficially Owned(2)	Combined Voting Power(2)(3)
Name of Beneficial Owner	Number	%	Number	%	Number	%
Medley Group LLC (2) 280 Park Avenue 6 Floor East New York, NY 10152	—	—%	—	—%	100	97.7%
American Financial Group Inc.(4) Great American Insurance Tower 301 East Fourth Street Cincinnati, OH 45202	579,100	9.3%	—	—%	—	*
Springhouse Capital (Master), L.P.(5) 18 Burr Farms Road, Westport, CT 06880	409,311	6.6%	—	—%	—	*
Named Executive Officers and Directors
Brook Taube(2)(6)	—	—%	10,000,000	38.4%	100	97.7%
Seth Taube(2)(7)	264,681	4.3%	10,000,000	38.4%	100	97.7%
Jeffrey Tonkel	—	—%	1,818,182	7.0%	—	—
Richard T. Allorto, Jr.	—	—%	1,161,029	4.5%	—	—
John D. Fredericks	—	—%	818,331	3.1%	—	—
James G. Eaton	32,267	*	—	—	—	—
Jeffrey T. Leeds	58,067	*	—	—	—	—
Guy Rounsaville, Jr.	25,581	*	—	—	—	—
Directors and executive officers as a group (8 persons)(2)	380,596	6.1%	23,797,542	91.4%	100	97.7%
 * Represents less than 1%.

(1)
Subject to the terms of the exchange agreement, the LLC Units are exchangeable for shares of our Class A common stock on a one-for-one basis. See “Certain Relationships and Related Person Transactions - Exchange Agreement.” Beneficial ownership of LLC Units reflected in this table does not include beneficial ownership of shares of our Class A common stock for which such LLC Units may be exchanged. Percentage of Class A common stock beneficially owned as reflected in this table is based on 6,209,831 shares of Class A common stock outstanding as of December 31, 2019. Percentage of LLC Units beneficially owned as reflected in this table treats LLC Units held by the Company as outstanding.

(2)
Holders of Class B common stock are entitled to a number of votes that is equal to 10 times the number of LLC Units held by such holder, regardless of the number of shares of Class B common stock held by such holder. Medley Group LLC, an entity wholly-owned by our pre-IPO owners, holds all 100 issued and outstanding shares of our Class B common stock, and the Class B common stock provides Medley Group LLC with a number of votes that is equal to 10 times the aggregate number of LLC Units held by all non-managing members of Medley LLC. As of December 31, 2019, the non-managing members of Medley LLC held 26,025,973 LLC Units entitling Medley Group LLC to 260,259,730 votes.

Messrs. Brook and Seth Taube may be deemed to have beneficial ownership of the shares of Class B common stock held by Medley Group LLC.

(3)
Represents percentage of voting power of the Class A common stock and Class B common stock voting together as a single class, based upon an aggregate of 6,209,831 shares of Class A common stock outstanding as of December 31, 2019, which carry a total of 6,209,831 votes, and 100 shares of Class B common stock outstanding as of December 31, 2019, which carry a total of 260,259,733 votes.

(4)
According to the Schedule 13G filed on January 31, 2020 by American Financial Group, Inc. (“American Financial”), American Financial has sole voting and sole dispositive power over 579,100 shares of our Class A common stock.

(5)
According to the Schedule 13G filed on February 13, 2020 by Springhouse Capital (Master), L.P. and certain of its affiliates (collectively, “Springhouse”), Springhouse has shared voting and shared dispositive power over 409,311 shares of our Class A common stock.

(6)	Includes 1,818,182 LLC Units owned by B. Taube 2014 Associates, LLC and 8,181,818 LLC Units owned by the Brook Taube Trust.

(7)
Includes 264,681 shares of Class A common stock held by The Seth and Angie Foundation, 909,091 LLC Units owned by A. Taube 2014 Associates, LLC, 909,091 LLC Units owned by S. Taube 2014 Associates and 8,181,818 LLC Units owned by The Seth and Angie Taube Trust.

Securities Authorized for Issuance under Equity Compensation Plans
The following table sets forth, as of December 31, 2019, certain information related to Medley Management Inc.'s compensation plans under which our Class A common stock may be issued.

	Number of securities to be issued upon exercise of outstanding restricted stock units and restricted LLC units	Weighted-average exercise price of outstanding options, warrants and rights(2)		Number of securities remaining available for future issuance under equity compensation plans(3)
Equity compensation plans approved by stockholders(1)	4,109,594	—	2,493,275	3,322,751
Equity compensation plans not approved by stockholders	—	—		—

(1)	Relates to Medley Management Inc. 2014 Omnibus Incentive Plan.

(2)	The weighted average exercise price does not take into account outstanding restricted stock units or restricted LLC units, which have no exercise price.

(3)
Excludes Board approved employee awards of 399,400 RSUs and an award of restricted LLC Units with an aggregate grant date fair value of $1,000,000. The grant of these awards is conditioned on the closing of the Company's pending merger with Sierra Income Corporation.

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
Registration Rights Agreement
In September 2014, we entered into a registration rights agreement with our pre-IPO owners pursuant to which we will grant them, their affiliates and certain of their transferees the right, under certain circumstances and subject to certain restrictions, to require us to register under the Securities Act shares of Class A common stock delivered in exchange for LLC Units. Under the registration rights agreement, we have agreed to register the exchange of LLC Units for shares of Class A common stock by our pre-IPO owners. In addition, Medley Group LLC, an entity wholly-owned by our pre-IPO owners, will have the right to request that we register the sale of shares of Class A common stock held by our pre-IPO owners an unlimited number of times and may require us to make available shelf registration statements permitting sales of shares of Class A common stock into the market from time to time over an extended period. Medley Group LLC will also have the ability to exercise certain piggyback registration rights in respect of shares of Class A common stock held by our pre-IPO owners in connection with registered offerings requested by other registration rights holders or initiated by us. Under the registration rights agreement, Medley Management Inc. will be liable for and pay all registration expenses in connection with each of the foregoing registrations.
Tax Receivable Agreement
Holders of LLC Units (other than Medley Management Inc.) may, subject to certain conditions, from and after the first anniversary of the date of the completion of the IPO (subject to the terms of the exchange agreement), exchange their LLC Units for shares of Class A common stock of Medley Management Inc. on a one-for-one basis. Medley LLC intends to make an election under Section 754 of the Code effective for each taxable year in which an exchange of LLC Units for shares of Class A common stock occurs, which is expected to result in increases to the tax basis of the assets of Medley LLC at the time of an exchange of LLC Units. The exchanges are expected to result in increases in the tax basis of the tangible and intangible assets of Medley LLC. These increases in tax basis may reduce the amount of tax that Medley Management Inc. would otherwise be required to pay in the future. These increases in tax basis may also decrease gains (or increase losses) on future dispositions of certain capital assets to the extent tax basis is allocated to those capital assets. The IRS may challenge all or part of the tax basis increase and increased deductions, and a court could sustain such a challenge.
In September 2014, we entered into a tax receivable agreement with the holders of LLC Units that provides for the payment by Medley Management Inc. to exchanging holders of LLC Units of 85% of the benefits, if any, that Medley Management Inc. is deemed to realize as a result of these increases in tax basis and of certain other tax benefits related to entering into the tax receivable agreement, including tax benefits attributable to payments under the tax receivable agreement. This payment obligation is an obligation of Medley Management Inc. and not of Medley LLC. Medley Management Inc. expects to benefit from the remaining 15% of cash tax savings, if any, in income tax it realizes. For purposes of the tax receivable agreement, the cash tax savings in income tax will be computed by comparing the actual income tax liability of Medley Management Inc. (calculated with certain assumptions) to the amount of such taxes that Medley Management Inc. would have been required to pay had there been no increase to the tax basis of the assets of Medley LLC as a result of the exchanges and had Medley Management Inc. not entered into the tax receivable agreement. The term of the tax receivable agreement will continue until all such tax benefits have been utilized or expired, unless Medley Management Inc. exercises its right to terminate the tax receivable agreement for an amount based on the agreed payments remaining to be made under the agreement (as described in more detail below) or Medley Management Inc. breaches any of its material obligations under the tax receivable agreement in which case all obligations generally will be accelerated and due as if Medley Management Inc. had exercised its right to terminate the tax receivable agreement. Estimating the amount of payments that may be made under the tax receivable agreement is by its nature imprecise, insofar as the calculation of amounts payable depends on a variety of factors. The actual increase in tax basis, as well as the amount and timing of any payments under the tax receivable agreement, will vary depending upon a number of factors, including:

•
the timing of exchanges - for instance, the increase in any tax deductions will vary depending on the fair market value, which may fluctuate over time, of the depreciable or amortizable assets of Medley LLC at the time of each exchange;

•
the price of shares of our Class A common stock at the time of the exchange - the increase in any tax deductions, as well as the tax basis increase in other assets, of Medley LLC, is directly proportional to the price of shares of our Class A common stock at the time of the exchange;

•	the extent to which such exchanges are taxable - if an exchange is not taxable for any reason, increased deductions will not be available; and

•
the amount and timing of our income - Medley Management Inc. will be required to pay 85% of the cash tax savings as and when realized, if any. If Medley Management Inc. does not have taxable income, Medley Management Inc. is not required (absent circumstances requiring an early termination payment) to make payments under the tax receivable agreement for that taxable year because no cash tax savings will have been realized. However, any cash tax savings that do not result in realized benefits in a given tax year will likely generate tax attributes that may be utilized to generate benefits in previous or future tax years. The utilization of such tax attributes will result in payments under the tax receivables agreement.

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
We expect that as a result of the size of the increases in the tax basis of the tangible and intangible assets of Medley LLC, the payments that we may make under the tax receivable agreement will be substantial. There may be a material negative effect on our liquidity if, as a result of timing discrepancies or otherwise, the payments under the tax receivable agreement exceed the actual cash tax savings that Medley Management Inc. realizes in respect of the tax attributes subject to the tax receivable agreement and/or distributions to Medley Management Inc. by Medley LLC are not sufficient to permit Medley Management Inc. to make payments under the tax receivable agreement after it has paid taxes. Late payments under the tax receivable agreement generally will accrue interest at an uncapped rate equal to LIBOR plus 500 basis points. The payments under the tax receivable agreement are not conditioned upon continued ownership of us by holders of LLC Units.
In addition, the tax receivable agreement provides that upon certain changes of control, Medley Management Inc.’s (or its successor’s) obligations with respect to exchanged or acquired LLC Units (whether exchanged or acquired before or after such transaction) would be based on certain assumptions, including Medley Management Inc. would have sufficient taxable income to fully utilize the deductions arising from the increased tax deductions and tax basis and other benefits related to entering into the tax receivable agreement.
Furthermore, Medley Management Inc. may elect to terminate the tax receivable agreement early by making an immediate payment equal to the present value of the anticipated future cash tax savings. In determining such anticipated future cash tax savings, the tax receivable agreement includes several assumptions, including (i) that any LLC Units that have not been exchanged are deemed exchanged for the market value of the shares of Class A common stock at the time of termination, (ii) Medley Management Inc. will have sufficient taxable income in each future taxable year to fully realize all potential tax savings, (iii) the tax rates for future years will be those specified in the law as in effect at the time of termination and (iv) certain non-amortizable assets are deemed disposed of within specified time periods. In addition, the present value of such anticipated future cash tax savings are discounted at a rate equal to LIBOR plus 100 basis points.
As a result of the change in control provisions and the early termination right, Medley Management Inc. could be required to make payments under the tax receivable agreement that are greater than or less than the specified percentage of the actual cash tax savings that Medley Management Inc. realizes in respect of the tax attributes subject to the tax receivable agreement. In these situations, our obligations under the tax receivable agreement could have a substantial negative impact on our liquidity.
Decisions made by our pre-IPO owners in the course of running our business may influence the timing and amount of payments that are received by an exchanging or selling existing owner under the tax receivable agreement. For example, the earlier disposition of assets following an exchange or acquisition transaction generally will accelerate payments under the tax receivable agreement and increase the present value of such payments, and the disposition of assets before an exchange or acquisition transaction will increase an existing owner’s tax liability without giving rise to any rights of an existing owner to receive payments under the tax receivable agreement. Payments under the tax receivable agreement are based on the tax reporting positions that we will determine. Medley Management Inc. will not be reimbursed for any payments previously made under the tax receivable agreement if a tax basis increase is successfully challenged by the IRS. As a result, in certain circumstances, payments could be made under the tax receivable agreement in excess of the Medley Management Inc.’s cash tax savings.
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
Other Transactions
Christopher Taube, our Senior Managing Director, Head of Institutional Fund Raising, is the brother of Mr. Brook Taube and Mr. Seth Taube, our Co-Chief Executive Officers and Co-Chairmen of the Board. In connection with his employment, Mr. Christopher Taube is entitled to a guaranteed annual payment related to his ownership interest in Medley LLC, as well as an annual discretionary bonus which may be in the form of cash, equity based awards and/or profits interests in our advisor entities. Mr. Christopher Taube received total compensation in 2019 valued at $1.5 million for his services, which included (i) the guaranteed annual payments and (ii) restricted LLC Units with an aggregate grant date fair value at $1,175,000. His compensation is commensurate with that of a similarly situated employee in his position.
Statement of Policy Regarding Transactions with Related Persons
Our Board of Directors recognizes the fact that transactions with related persons present a heightened risk of conflicts of interests and/or improper valuation (or the perception thereof). Our Board of Directors has adopted a written policy on transactions with related persons that is in conformity with the requirements for issuers having publicly-held common stock that is listed on the NYSE.
This related person policy requires that a “related person” (as defined as in Item 404(a) of Regulation S-K) must promptly disclose to our General Counsel any “related person transaction” (defined as any transaction that is anticipated would be reportable by us under Item 404(a) of Regulation S-K in which we were or are to be a participant and the amount involved exceeds $120,000 and in which any related person had or will have a direct or indirect material interest) and all material facts with respect thereto. The General Counsel will then promptly communicate that information to our Board. No related person transaction will be executed without the approval or ratification of our Board or a duly authorized committee of the Board. It is our policy that directors interested in a related person transaction will recuse themselves from any vote on a related person transaction in which they have an interest.
Family Relationships of Directors and Executive Officers
Messrs. Brook and Seth Taube, each a Co-Chief Executive Officer and Co-Chairman of the Board of Directors of the Manager, are brothers. There are no other family relationships among any of the other directors or executive officers.
Director Independence and independence Determinations
Under our Corporate Governance Guidelines and NYSE rules, a director is not independent unless the Board affirmatively determines that he or she does not have a direct or indirect material relationship with us or any of our subsidiaries. In addition, the director must meet the bright-line test for independence set forth by the NYSE rules.
Our Corporate Governance Guidelines define independence in accordance with the independence definition in the current NYSE corporate governance rules for listed companies. Our Corporate Governance Guidelines require the Board to review the independence of all directors at least annually.
In the event a director has a relationship with the Company that is relevant to his or her independence and is not addressed by the objective tests set forth in the NYSE independence definition, the Board will determine, considering all relevant facts and circumstances, whether such relationship is material.
Our Board has affirmatively determined that each of Messrs. Eaton, Leeds and Rounsaville, Jr. is independent under the guidelines for director independence set forth in the Corporate Governance Guidelines and under all applicable NYSE guidelines, including with respect to committee membership. Our Board also has determined that each of Messrs. Eaton, Leeds and Rounsaville is “independent” for purposes of Section 10A(m)(3) of the Exchange Act.

Item 14.     Principal Accounting Fees and Services
Audit Committee Pre-approval Policies and Procedures
Consistent with SEC policies regarding auditor independence and the Audit Committee’s charter, the Audit Committee is directly responsible for the appointment, compensation, retention, oversight and termination of the independent registered public accounting firm engaged (including the resolution of disagreements between management and such firm regarding financial reporting) for the purpose of preparing or issuing an audit report or performing other audit, review or attest services for the Company. In exercising this responsibility, the Audit Committee pre-approves all audit and permitted non-audit services provided by the independent registered public accounting firm prior to each engagement going forward. These services may include audit services, audit related services, tax services and other services. In addition, the Audit Committee may also pre-approve particular services on a case-by-case basis. The Audit Committee may form and delegate authority to subcommittees consisting of one or more members who are independent directors, when appropriate, including the authority to grant pre-approvals of audit and permitted non-audit services, provided that decisions of such subcommittee to grant pre-approvals shall be presented to the full Audit Committee at its next scheduled meeting.
RSM US LLP Fees
In connection with the audit of the Company’s annual financial statements for the fiscal year ended December 31, 2019, we entered into an agreement with RSM US LLP which sets forth the terms by which RSM US LLP performed audit services for the Company.
The following table presents fees for professional services rendered by RSM US LLP for the audit of our consolidated financial statements for 2019 and 2018 and fees billed for other services rendered by RSM US LLP for those periods:

	2019	2018
Audit fees(1)	$694,605	$776,036
Audit-related fees(2)	—	—
Tax fees(3)	—	—
All other fees(4)	—	—
Total	$694,605	$776,036

(1)
Amounts reported under Audit fees include professional services rendered for the audits of our annual financial statements and reviews of our quarterly financial statements. This category also includes fees for professional services rendered in connection with the quarterly reviews and year-end audit of Medley Management Inc's consolidated financial statements as well as customary services that only the independent auditor reasonably can provide such as consents and assistance with, and review of, other documents filed with the SEC.

(2)
Amounts reported under Audit-related fees include assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the registrant’s financial statements and are not reported under audit fees. There were no such fees in 2019 and 2018.

(3)
Amounts reported under Tax fees include professional services rendered for tax return compliance and consultations related to technical interpretations, applicable laws and regulations and tax accounting. There were no such fees in 2019 or 2018.

(4)
All other fees encompasses any services provided by the independent registered public accounting firm other than services reported in the other above categories. There were no such fees in 2019 and 2018.

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

10.30† *
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

10.39*
Settlement Term Sheet dated as of April 15, 2019 regarding the consolidated action styled In re Medley Capital Corporation Stockholder Litigation, C.A. No. 2019-0100-KSJM (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36638), filed on April 15, 2019).

21.1***	Subsidiaries of Medley Management Inc.

23.1***	Consent of RSM US LLP

31.1*	Certification by Co-Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

31.2*	Certification by Co-Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

31.3*	Certification by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

32.1**	Certification of Co-Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

32.2**	Certification of Co-Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

32.3**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

101.INS*	XBRL Instance Document

101.SCH*	*

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
* Filed herewith
** Furnished herewith

*** Previously filed
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

Medley LLC
(Registrant)

Date: April 29, 2020	By:	/s/ Richard T. Allorto, Jr.
Richard T. Allorto Jr.
Chief Financial Officer of Medley Management Inc.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capabilities indicated on the 29th day of April, 2020.

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