Form 10-K
period 2020-12-31
Medley LLC
filed 2021-03-31
CIK 1536577

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from            to

 Commission File Number: 001-36638

Medley LLC

(Exact name of registrant as specified in its charter)

Delaware	47-1130638
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of March 26, 2021, 3,111,858 units of membership interests in Medley LLC outstanding. There is no trading market for Medley LLC's units of membership interests.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K incorporate information by reference from the registrant's definitive proxy statement relating to its 2021 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the registrant's fiscal year.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (“Form 10-K”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that reflect our current views with respect to, among other things, our operations and financial performance. Forward-looking statements include all statements that are not historical facts. In some cases, you can identify these forward-looking statements by the use of words such as “outlook,” “believes,” “expects,” “potential,” “may,” “should,” “could,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of these words or other comparable words. Such forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. We believe these factors include, but are not limited to, those described under Part I, Item 1A. “Risk Factors,” which include, but are not limited to, the following:

•	the outcome of the Chapter 11 case (the "Medley LLC Chapter 11 Case") filed by Medley LLC on March 7, 2021 in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court");

•	the issuance of a substantial number of MDLY Class A Common Stock as contemplated by the Chapter 11 Plan of Reorganization of Medley LLC (as may be amended, restated, supplemented, or otherwise modified from time to time) (the “Medley LLC Plan of Reorganization”) filed in the Bankruptcy Court on March 7, 2021;

•	difficult market and political conditions;

•	our success in retaining or recruiting, or changes required in, our officers, key employees or directors;

•	our ability to successfully compete for fund investors, assets, professional talent and investment opportunities;

•	our ability to successfully formulate and execute our business, investment and growth strategies;

•	our financial performance;

•	our ability to consummate or successfully integrate development opportunities, acquisitions or joint ventures;

•	our ability to manage conflicts of interest;

•	our assumptions relating to our operations, investment performance, financial results, financial condition, business prospects, growth strategy and liquidity; and

•	the uncertain effect of COVID-19 or other future pandemics or events on our business, operating results and financial condition, including disruption to our customers, our employees, the global economy and financial markets.

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

The “pre-IPO owners” refers to the senior professionals who were the owners of Medley LLC immediately prior to the Offering Transactions. The “Offering Transactions” refer to Medley Management Inc.’s purchase upon the consummation of its IPO of 600,000 newly issued limited liability company units (the “LLC Units”) from Medley LLC, which correspondingly diluted the ownership interests of the pre-IPO owners in Medley LLC and resulted in Medley Management Inc.’s holding a number of LLC Units in Medley LLC equal to the number of shares of Class A Common Stock it issued in its IPO.

Unless the context suggests otherwise, references herein to:

•	“Aspect” refers to Aspect-Medley Investment Platform A LP;

i

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

•	“Class A Common Stock“ refers to shares of Class A common stock of Medley Management Inc., par value $0.01 per share;

•	“Class B Common Stock“ refers to shares of Class B common stock of Medley Management Inc., par value $$0.01 per share;

•	“fee earning AUM” refers to the assets under management on which we directly earn base management fees;

•	“hurdle rates” refers to the rates above which we earn performance fees, as defined in the long-dated private funds’ and SMAs’ applicable investment management or partnership agreements;

•	“investee company” refers to a company to which one of our funds lends money or in which one of our funds otherwise makes an investment;

•	“long-dated private funds” refers to MOF II, MOF III, MOF III Offshore, MCOF, Aspect, Aspect B and any other private funds we may manage in the future;

•	“management fees” refers to base management fees, other management fees and Part I incentive fees;

•	“MCOF” refers to Medley Credit Opportunity Fund LP;

•	“MDLY” refers to Medley Management Inc.;

•	“Medley LLC” refers to Medley LLC and its consolidated subsidiaries;

•	“MOF II” refers to Medley Opportunity Fund II LP;

•	“MOF III” refers to Medley Opportunity Fund III LP;

•	"MOF III Offshore" refers to Medley Opportunity Fund Offshore III LP;

•	"NYSE" refers to the New York Stock Exchange;

•	“our funds” refers to the funds, alternative asset companies and other entities and accounts that are managed or co-managed by us and our affiliates;

•	“our investors” refers to the investors in our permanent capital vehicle, our private funds and our SMAs;

•

“Part I incentive fees” refers to fees that we receive from our permanent capital vehicle, and since 2017, MCOF and Aspect, which are paid in cash quarterly and are driven primarily by net interest income on senior secured loans subject to hurdle rates. As it relates to Medley Capital Corporation (NYSE: MCC)(“MCC”), which we managed until December 31, 2020, at which time MCC adopted an internalized management structure, these fees were subject to netting against realized and unrealized losses;

•	“Part II incentive fees” refers to fees related to realized capital gains in our permanent capital vehicle;

•

“performance fees” refers to incentive allocations in our long-dated private funds and incentive fees from our SMAs, which are typically 15% to 20% of the total return after a hurdle rate, accrued quarterly, but paid after the return of all invested capital and in an amount sufficient to achieve the hurdle rate;

•

“permanent capital” refers to capital of funds that do not have redemption provisions or a requirement to return capital to investors upon exiting the investments made with such capital, except as required by applicable law, which currently consist of SIC. Such fund may be required, or elect, to return all or a portion of capital gains and investment income. In certain circumstances, the investment adviser of such a fund may be removed;

•	“SIC” or “Sierra” refers to Sierra Income Corporation, our sole permanent capital vehicle;

•	“SMA” refers to a separately managed account; and

•	"standalone" refers to our financial results without the consolidation of any fund(s).

ii

PART I.

Item 1.     Business

Overview

We are an alternative asset management firm offering yield solutions to retail and institutional investors. We focus on credit-related investment strategies, primarily originating senior secured loans to private middle market companies in the United States that have revenues between $50 million and $1 billion. We generally hold these loans to maturity. For over 19 years, we have provided capital to over 450 companies across 35 industries in North America.

We manage one permanent capital vehicle, which is a BDC, as well as long-dated private funds and SMAs, with a primary focus on senior secured credit. As of December 31, 2020, we had $2.9 billion of AUM in a BDC, SIC, as well as private investment vehicles. Our compounded annual AUM growth rate from December 31, 2010 through December 31, 2020 was 11%, and our compounded annual fee earning AUM growth rate was 4%, which have both been driven in large part by the growth in our permanent capital vehicle. Typically the investment periods of our institutional commitments range from 18 to 24 months and we expect our fee earning AUM to increase as capital commitments included in AUM are invested.

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

(1) Presented on a standalone basis

Credit structuring and active monitoring of the loan portfolios we manage are important success factors in our business, which can be adversely affected by difficult market and political conditions, such as the turmoil in the global capital markets from 2007 to 2009 and the ongoing after-effects including market turbulence and volatility. We strive to adhere to a disciplined investment process that employs these principles with the goal of delivering strong risk-adjusted investment returns while protecting investor capital. Our focus on protecting investor capital is reflected in our investment strategy; at December 31, 2020, approximately 73% of the combined portfolios investments were in first lien positions. We believe that our ability to directly originate, structure and lead deals enables us to consistently lend at higher yields with better terms. In addition, the loans we manage generally have a contractual maturity between three and seven years and are typically floating rate (at December 31, 2020, approximately 79% of the loans we manage, based on aggregate principal amount, bore interest at floating rates), which we believe positions our business well for rising interest rates.

Our senior management team has on average over 20 years of experience in credit, including originating, underwriting, principal investing and loan structuring. As of December 31, 2020, we had approximately 40 employees, including approximately 20 investment, origination and credit management professionals, and approximately 20 operations, accounting, legal, compliance and marketing professionals, each with extensive experience in their respective disciplines.

Voluntary Filing Under Chapter 11 and Going Concern

  On March 7, 2021 (the “Petition Date”), Medley LLC commenced the Medley LLC Chapter 11 Case, a voluntary case under chapter 11 of title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). The Medley LLC Chapter 11 Case is captioned In re: Medley LLC, Case No. 21-10526 (KBO). Medley LLC is the only entity that has filed for Chapter 11 protection, MDLY and the other affiliated adviser entities are not filing any bankruptcy petitions. Medley LLC will continue to operate its business as “debtor-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court. To ensure its ability to continue operating in the ordinary course of business, Medley LLC has filed with the Bankruptcy Court motions seeking a variety of “first day” relief, including authority to continue utilizing and maintaining its existing cash management system.

In connection with the Medley LLC Chapter 11 Case, Medley LLC filed with the Bankruptcy Court the Medley LLC Plan of Reorganization and a proposed Disclosure Statement related thereto (the “Disclosure Statement”). Medley LLC intends to seek the Bankruptcy Court’s approval of the Disclosure Statement and confirmation of the Medley LLC Plan of Reorganization. There can be no assurances that Medley LLC will obtain the Bankruptcy Court’s approval of the Disclosure Statement and/or confirmation of the Medley LLC Plan of Reorganization, or that if such plan is approved, that the reorganization of Medley LLC will be successfully implemented as contemplated by the Medley LLC Plan of Reorganization. This Current Report on Form 10-K is not a solicitation of votes to accept or reject the Medley LLC Plan of Reorganization or an offer to sell or exchange securities of Medley LLC or MDLY. Any solicitation of votes or offer to sell or exchange or solicitation of an offer to buy or exchange any securities of Medley LLC or MDLY will be made only pursuant to and in accordance with the Disclosure Statement following approval by the Bankruptcy Court. Capitalized terms used in this Form 10-K under this heading titled “Medley LLC Proposed Plan of Reorganization” but not otherwise defined herein shall have the respective meanings given to such terms in the Medley LLC Plan of Reorganization.

Below is a summary of the treatment that the following stakeholders of Medley LLC would receive under the Medley LLC Plan of reorganization, which is subject to confirmation of the Bankruptcy Court and certain condition precedent:

•

Secured Claims. Each holder of an Allowed Secured Claim shall receive, at the option of the Debtor and in its sole discretion: (i) payment in full in Cash of its Allowed Secured Claim; (ii) the collateral securing its Allowed Secured Claim; (iii) Reinstatement of its Allowed Secured Claim; or (iv) such other treatment rendering its Allowed Secured Claim Unimpaired in accordance with section 1124 of the Bankruptcy Code.

•	Other Priority Claims. Each holder of an Allowed Other Priority Claim shall receive treatment in a manner consistent with section 1129(a)(9) of the Bankruptcy Code.

•

Notes Claims. On the Effective Date, each holder of an Allowed Notes Claim shall receive: (i) if such holder votes to accept the Medley LLC  Plan of Reorganization, 0.600 shares of newly-issued Class A Common Stock of MDLY for each $25 principal amount of 2024 Notes and/or 2026 Notes held by such holder; (ii) if such holder does not take any action and does not vote on the Medley LLC  Plan of Reorganization, 0.450 shares of newly-issued Class A Common Stock of MDLY for each $25 principal amount of 2024 Notes and/or 2026 Notes held by such holder; or (iii) if such holder elects to Opt-Out of the Third Party Release contained in Article VIII of the Medley LLC Plan of Reorganization and/or votes to reject the Medley LLC Plan of Reorganization, the lesser of (x) 0.134 shares of newly-issued Class A Common Stock of MDLY for each $25 principal amount of 2024 Notes and/or 2026 Notes held by such holder or (y) a pro rata share of the Rejecting Noteholder Pool.

•

Strategic Claim. The holder of the Allowed Strategic Claim shall receive: (i) 218,182 shares of newly-issued Class A Common Stock of MDLY; (ii) $350,000 in Cash on the Effective Date or as soon as practicable thereafter; and (iii) a secured promissory note, the form of which will be negotiated between the parties prior to the Confirmation Hearing, which provides for 10 consecutive quarterly payments of $225,000 in Cash, commencing on the last Business Day of the first full calendar quarter following the Effective Date.

•

General Unsecured Claims. Each holder of an Allowed General Unsecured Claim shall receive, at the option of the Debtor: (i) the lesser of the amount of its Allowed General Unsecured Claim in Cash, or its pro rata share of the General Unsecured Claims Pool; or (ii) Reinstatement.

•

Intercompany Claims. Each Allowed Intercompany Claim shall be, at the option of the Debtor, either: (i) Reinstated; or (ii) canceled, released, and extinguished and without any distribution at the Debtor’s election and in its sole discretion.

•	Interests. Each holder of an Interest shall retain such Interest.

The above description of the Medley LLC Plan of Reorganization is a summary only and is qualified in its entirety by reference to the full text of the plan. Copies of the Medley LLC Plan of Reorganization and the Disclosure Statement have been filed in Exhibits 99.1 and 99.2 to this Form 10-K.

There are a number of risks and uncertainties associated with our bankruptcy, including, among others that: (a) our prearranged plan of reorganization may never be confirmed or become effective, (b) the Bankruptcy Court may grant or deny motions in a manner that is adverse to Medley LLC, and (c) the Medley LLC Chapter 11 Case may be converted into a case under Chapter 7 of the Bankruptcy Code. Accordingly, no assurance can be given that the transactions described therein will be consummated. As a result, we have concluded that management’s plans at this stage do not alleviate substantial doubt about our ability to continue as a going concern. Although management believes that our reorganization through the Chapter 11 proceedings will appropriately position us upon emergence, the commencement of these proceedings constituted an event of default that accelerates the obligations under the Company's senior unsecured debt. Any efforts to enforce payment obligations under the senior unsecured debt are automatically stayed as a result of the filing of the Medley LLC Chapter 11 Case and the holders’ rights of enforcement with respect to the senior unsecured debt are subject to the applicable provisions of the Bankruptcy Code.

Information about the Medley LLC Chapter 11 Case, including the case docket, may be found free of charge at https://www.kccllc.net/medley

Our Funds

We provide our credit-focused investment strategies through various funds and products that meet the needs of a wide range of retail and institutional investors.

Except as otherwise described herein with respect to our BDC, our investment funds themselves do not register as investment companies under the Investment Company Act of 1940, as amended (the “Investment Company Act”), in reliance on Section 3(c)(1), Section 3(c)(7) or Section 7(d) thereof. Section 3(c)(7) of the Investment Company Act exempts from the Investment Company Act’s registration requirements investment funds privately placed in the United States whose securities are owned exclusively by persons who, at the time of acquisition of such securities, are “qualified purchasers” as defined under the Investment Company Act. Section 3(c)(1) of the Investment Company Act exempts from the Investment Company Act’s registration requirements privately placed investment funds whose securities are beneficially owned by not more than 100 persons. In addition, under certain current interpretations of the SEC, Section 7(d) of the Investment Company Act exempts from registration any non-U.S. investment fund all of whose outstanding securities are beneficially owned either by non-U.S. residents or by U.S. residents that are qualified purchasers and purchase their interests in a private placement. Certain subsidiaries of Medley LLC typically serve as an investment adviser for our funds and are registered under the Advisors Act. Our funds’ investment advisers or one of their affiliates are entitled to management fees, performance fees and/or incentive fees from each investment fund to which they serve as investment advisers. For a discussion of the fees to which our funds’ investment advisers are entitled across our various types of funds, please see “Business — Fee Structure.”

Sierra Income Corporation

We launched SIC, our first public non-traded permanent capital vehicle, in 2012 as a BDC. As of December 31, 2020, AUM has grown to $0.7 billion, and which reflects a 61% compounded annual growth rate of AUM from inception through December 31, 2020.

Medley Capital Corporation

We launched MCC (NYSE:MCC), our first permanent capital vehicle, in 2011 as a BDC. MCC grew to become a BDC with approximately $0.2 billion in AUM as of December 31, 2020. MCC demonstrated a less than 1% compounded annual growth rate of AUM from inception through December 31, 2020. On November 18, 2020, the board of directors of MCC approved the adoption of an internalized management structure for MCC effective January 1, 2021. As a result of the implementation of MCC’s new management structure, the Investment Management and Administration Agreements between MCC Advisors LLC and MCC expired in accordance with their respective terms on December 31, 2020. When referring to our aggregate AUM and fee earning AUM as of December 31, 2020, such amounts exclude the AUM and fee earning AUM of MCC as of December 31, 2020 as we no longer manage such assets effective January 1, 2021 and no longer earn fees on such assets.

Long-Dated Private Funds

We launched MOF I, our first long-dated private fund, in 2006, MOF II, our second long-dated private fund, in 2010, MOF III, our third long-dated private fund, in 2014, MCOF and Aspect, our fourth and fifth long-dated private funds, respectively, in 2016, and MOF III Offshore, our sixth long-dated private fund, in 2017. In 2019, we launched Aspect B. Our long-dated private funds are managed through partnership structures, in which limited partnerships organized by us accept commitments or funds for investment from institutional investors and high net worth individuals, and a general partner makes all policy and investment decisions, including selection of investment advisers. Affiliates of Medley LLC serve as the general partners and investment advisers to our long-dated private funds. The limited partners of our long-dated private funds take no part in the conduct or control of the business of such funds, have no right or authority to act for or bind such funds and have no influence on the voting or disposition of the securities or assets held by such funds, although limited partners often have the right to remove the general partner or cause an early liquidation by super-majority vote. As our long-dated private funds are closed-ended, once an investor makes an investment, the investor is generally not able to withdraw or redeem its interest, except in very limited circumstances.

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

Fee Structure

We earn management fees at an annual rate ranging from 0.75% to 2.00% and may earn performance fees, which may be in the form of an incentive fee or carried interest, in the event that specified investment returns are achieved by the fund or SMA. Management fees are generally based on a defined percentage of (1) average or total gross assets, including assets acquired with leverage, (2) total commitments, (3) net invested capital (4) NAV, or (5) lower of cost or market value of a fund’s portfolio investments. Management fees are calculated quarterly and are paid in cash in advance or in arrears depending on each specific fund or SMA. We may earn incentive fees on our permanent capital vehicle and earn incentive fees on certain of our long-dated private funds. In addition, we may earn additional carried interest performance fees on our long-dated private funds and SMAs that are typically 15% to 20% of the total return over a 6% to 8% annualized preferred return.

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

Strategic Capital Advisory Services, LLC ("SCAS") owned 20% of SIC Advisors LLC through July 31, 2018 and was entitled to receive distributions of up to 20% of the gross cash proceeds received by SIC Advisors LLC from the management and incentive fees paid by SIC to SIC Advisors LLC, net of certain expenses, as well as 20% of the returns of the investments held at SIC Advisors LLC. In December 2018, Medley LLC entered into a Letter Agreement with SCAS (the “Letter Agreement”), whereby consideration of $14.0 million was agreed upon for the satisfaction in full of all amounts owed by SIC Advisors under the LLC Agreement of SIC Advisors. The amount due was payable in sixteen equal installments through August 5, 2022. As a result of the ongoing economic impact of COVID-19, Medley LLC did not pay its installment payment that was due in May 2020 and commenced discussions with SCAS to seek deferral of a portion of the upcoming installment payments until 2021 through 2023. On August 4, 2020, MDLY and SCAS entered into an amendment to the Letter Agreement which, among other items, revised the payment terms under the original letter agreement. The payment terms were amended such that the remaining balance due to SCAS would be payable as follows: $700,000 on August 5, 2020, followed by three quarterly installments of $350,000 and quarterly installments thereafter of $1.0 million through February 5, 2023.

Medley Capital Corporation

Pursuant to the investment management agreement between MCC and our affiliate, MCC Advisors LLC, MCC Advisors LLC received a base management fee and a two-part incentive fee. Effective January 1, 2016, pursuant to a fee waiver executed by MCC Advisors LLC on February 8, 2016, the base management fee was calculated at an annual rate of 1.75% of MCC’s gross assets up to $1.0 billion and 1.50% on MCC's gross assets over $1.0 billion, and was payable quarterly in arrears (the “Reduced Base Management Fee”). The Reduced Base Management Fee was calculated based on the average value of MCC’s gross assets at the end of the two most recently completed calendar quarters and was appropriately pro-rated for any partial quarter. Prior to January 1, 2016, the MCC base management fee was calculated at an annual rate of 1.75% of MCC's gross assets. The base management fee was calculated based on the average value of MCC's gross assets at the end of the two most recently completed calendar quarters.

On June 12, 2020, the Company and MCC entered into an Expense Support Agreement (the “ESA”) under which the Company agreed to cap the MCC management fee and all of MCC's other operating expenses (except interest expense, certain extraordinary strategic transaction expenses, and other expenses approved by the MCC Special Committee) at $667,000 per month (the “Cap”). Under the ESA, the Cap was effective from June 1, 2020 through December 31, 2020. During the year ended December 31, 2020, the Company recorded $0.7 million for ESA expenses under this agreement. As a result of MCC's adoption of an internalized structure effective January 1, 2020, the Investment Management Agreement between MCC Advisors LLC and MCC expired in accordance with their respective terms on December 31, 2020 and we no longer earn fees on these assets.

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

Investor Relations

Our fundraising efforts historically have been spread across distribution channels and have not been dependent on the success of any single channel. We distribute our investment products through two primary channels: (1) our permanent capital vehicle and (2) long-dated private funds and SMAs. We believe that each of these channels offers unique advantages to investors and allows us to continue to raise and deploy capital opportunistically in varying market environments.

Permanent Capital Vehicle

We distribute our permanent capital vehicle through one sub-channel:

•

SIC is our only non-traded public vehicle. It offers retail and institutional investors access to an otherwise illiquid asset class (middle market credit) without exposure to public market trading volatility. It allows us to continue to raise capital continually during more challenging operating environments when publicly listed vehicles may be trading below net asset value (“NAV”), which we believe is valuable during times of market volatility. We believe this is a competitive advantage allowing us to make opportunistic investments, while peers may be more limited during times of market volatility.

Prior to April 6, 2020, STRF was an additional sub-channel to distribute permanent capital vehicle. STRF was our non-traded interval vehicle. It offered retail and institutional investors investments in the debt and equity of fixed-income and fixed-income related securities. STRF was a continuously offered, non-diversified, closed-end investment management company that was operated as an interval fund. We no longer distribute or aggregate fees of STRF as of April 6, 2020.

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

Investment Process

Disciplined Underwriting. We perform thorough due diligence and focus on several key criteria in our underwriting process, including strong underlying business fundamentals, a meaningful equity cushion, experienced management, conservative valuation and the ability to deleverage through cash flows. We are often the agent for the loans we originate and accordingly influence the loan documentation and negotiation of covenants, which allows us to maintain consistent underwriting standards. We invest across a broad range of industries and our disciplined underwriting process often involves engagement of industry experts and third-party consultants. This disciplined underwriting process is essential, as our funds have historically invested primarily in privately held companies, for which public financial information may be unavailable. Since our inception, we have experienced annualized realized losses for 0.8% of that capital through December 31, 2020. We believe our disciplined underwriting culture is a key factor to our success and our ability to expand our product offerings.

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

Active Credit Management. We employ active credit management. Our process includes frequent interaction with management, monthly or quarterly reviews of financial information and, may include attendance at board of directors’ meetings as observers. Investment professionals with deep restructuring and workout experience support our credit management effort. The investment team also evaluates financial reporting packages provided by portfolio companies that detail operational and financial performance. Data is entered in Mariana Systems, an investment management software program. Mariana Systems creates a centralized, dynamic electronic repository for all of our portfolio company data and generates comprehensive, standardized reports and dashboards, which aggregate operational updates, portfolio company financial performance, asset valuations, macro trends, management call notes and account history.

Identification and Sourcing. Our experience and reputation have allowed us to generate what we believe to be a substantial and continuous flow of attractive investment opportunities. We source investment opportunities primarily through financial sponsors, as well as through direct relationships with companies, financial intermediaries such as national, regional and local bankers, accountants, lawyers and consultants. Historically, as much as half of our annual origination volume has been derived from either repeat or referred borrowers or repeat sponsors. The other half of our annual origination volume has been sourced through a variety of channels including direct relationships with companies, financial intermediaries such as national, regional and local bankers, accountants, lawyers and consultants, as well as through other financial sponsors. Medley investments are well diversified across 26 of the 35 industries. As of December 31, 2020, our industry exposures in excess of 10% were 12.3% in business services, 10.4% in healthcare and pharmaceuticals and 10.3% in High Tech Industries. Medley has a highly selective, three step underwriting process that is governed by an investment committee. This comprehensive process narrows down the investment opportunities from generally over 1,000 a year to approximately 1% to 3% originated borrowers in a year. For the year ended December 31, 2020, we sourced 164 investment opportunities across 55 borrowers and approximately $353 million of invested capital. As of December 31, 2020, our funds had 240 investments across 149 borrowers.

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

SIC is a BDC. A BDC is a special category of investment company under the Investment Company Act that was added by Congress to facilitate the flow of capital to private companies and small public companies based in the United States that do not have efficient or cost-effective access to public capital markets or other conventional forms of corporate financing. BDCs make investments in private or thinly traded public companies in the form of long-term debt and/or equity capital, with the goal of generating current income or capital growth.

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

On November 25, 2013, we received an amended order from the SEC that expanded our ability to negotiate the terms of co-investment transactions among our BDC and other funds managed by us (the “Exemptive Order”), subject to the conditions included therein. In situations where co-investment with other funds managed by us is not permitted or appropriate, such as when there is an opportunity to invest in different securities of the same issuer or where the different investments could be expected to result in a conflict between our interests and those of our other clients, we will need to decide which client will proceed with the investment. We will make these determinations based on our policies and procedures, which generally require that such opportunities be offered to eligible accounts on an alternating basis that will be fair and equitable over time. Moreover, except in certain circumstances, our BDC is unable to invest in any issuer in which another of our funds holds an existing investment. Similar restrictions limit our BDC's ability to transact business with our officers or directors or their affiliates.

Under the terms of the Exemptive Order, a “required majority” (as defined in Section 57(o) of the Investment Company Act) of the independent directors of our BDC must make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the proposed transaction are reasonable and fair to the applicable BDC and such BDC’s stockholders and do not involve overreaching of such BDC or its stockholders on the part of any person concerned and (2) the transaction is consistent with the interests of the BDC’s stockholders and is consistent with its investment strategies and policies.

Our BDC has elected to be treated as an RIC under Subchapter M of the Code. As an RIC, a BDC generally does not have to pay corporate-level federal income taxes on any income that is distributed to its stockholders from its tax earnings and profits. To maintain qualification as a RIC, our BDC must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, in order to obtain and maintain RIC tax treatment, our BDC must distribute to its stockholders, for each taxable year, at least 90% of its “investment company taxable income,” which is generally its net ordinary income plus the excess, if any, of realized net short-term capital gains over realized net long-term capital losses.

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

On September 17, 2019 the staff of the Securities and Exchange Commission's Division of Enforcement (the "Staff") informed the Company that it was conducting an informal inquiry and requested the production and preservation of certain documents and records. The Company fully cooperated with the Staff's informal inquiry and began voluntarily providing the Staff with any requested documents. By letter dated December 18, 2019, the Staff advised the Company that a formal order of private investigation (the “Order”) had been issued and that the informal inquiry was now a formal investigation. The Order indicated that the investigation relates to Section 17(a) of the Securities Act of 1933, Section 10(b) of the Exchange Act of 1934 (the “Exchange Act”) and Rule 10b-5 thereunder, and Sections 206(1), 206(2), and 206(4) of the Investment Advisers Act of 1940, Rule 206(4)-8, Sections 13(a) and 14(a) of the Exchange Act and Rules 12b-20, 13a-1, 13a-11, 13a-13, and 14a-9 thereunder. MDLY continues to cooperate fully with the investigation. The Company cannot predict the outcome of, or the timeframe for, the conclusion of this investigation. An adverse outcome could have a material effect on the Company's business, financial condition, or results of operations.

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

Employees

As of December 31, 2020, we employed approximately 40 individuals, including approximately 20 investment, origination and credit management professionals, located in our New York office.

Termination of Agreement and Plan of Merger

On July 29, 2019, MDLY entered into the Amended and Restated Agreement and Plan of Merger, dated as of July 29, 2019 (the “Amended MDLY Merger Agreement”), by and among MDLY, Sierra Income Corporation (“Sierra”), and Sierra Management, Inc., a wholly owned subsidiary of Sierra (“Merger Sub”), pursuant to which MDLY would have, along with the Company, on the terms and subject to the conditions set forth in the Amended MDLY Merger Agreement, merged with and into Merger Sub, with Merger Sub as the surviving company in the merger (the “MDLY Merger”). In addition, on July 29, 2019, Medley Capital Corporation (“MCC”) and Sierra entered into the Amended and Restated Agreement and Plan of Merger, dated as of July 29, 2019 (the “Amended MCC Merger Agreement”), by and between MCC and Sierra, pursuant to which MCC would have, on the terms and subject to the conditions set forth in the Amended MCC Merger Agreement, merged with and into Sierra, with Sierra as the surviving company in the merger (the “MCC Merger”).

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

In addition, on May 1, 2020, MCC received a notice of termination from Sierra of the Amended MCC Merger Agreement. Under the Amended MCC Merger Agreement, either party may have, subject to certain conditions, terminated the Amended MCC Merger Agreement if the MCC Merger was not consummated by March 31, 2020. Sierra elected to do so on May 1, 2020. Representatives of Sierra informed MCC that in determining to terminate the Amended MCC Merger Agreement, Sierra considered a number of factors, including, among other factors, changes in the relative valuation of MCC and Sierra, the changed circumstances and the unpredictable economic conditions resulting from the global health crisis caused by

Transaction expenses related to the MDLY Merger are included in general, administrative and other expenses and primarily consist of professional fees. Such expenses amounted to $4.7 million, $4.6 million and $3.8 million for the years ending December 31, 2020, 2019 and 2018, respectively.

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

Item 1A.  Risk Factors

An investment in our securities involves a high degree of risk.  You should carefully read and consider all of the risks and uncertainties described below, together with the other information included in this Form 10-K, before making a decision to invest in our securities.  If any of the following events occur, our business, financial condition or results of operations may be materially adversely affected.  In that event, the trading price of our securities could decline, and you could lose all or part of your investment.  The risks described below are not the only risks we face.  Additional risks and uncertainties we are not presently aware of or that we currently believe are immaterial could also materially and adversely affect our business, financial condition or results of operations.

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

SUMMARY

The following summarizes key risks and uncertainties that could materially adversely affect us. You should read this summary together with the more detailed description of each risk factor contained below.

Risks related to the Medley LLC Chapter 11 Case and the Medley LLC Plan of Reorganization, including, but not limited to, risks related to:
●	the issuance of a substantial number of shares of Class A Common Stock as contemplated by the Medley LLC Plan of Reorganization;
●	trading in our securities during the pendency of the Medley LLC Chapter 11 Case;
●	whether the Bankruptcy Court will confirm the Medley LLC Plan of Reorganization;
●	claims that may not be discharged in the Medley LLC Chapter 11 Case;
●	adverse publicity in connection with Medley LLC's bankruptcy petition;
●	potential employee attrition and loss of investment contracts and/or counterparties as a result of the Medley LLC Chapter 11 Case including the termination of advisory agreements; and
●	the impact of the Medley LLC Chapter 11 Case on our overall future financial performance.

Risks related to our business and industry, including, but not limited to, risks related to:
●	difficult market and political conditions, including a potential economic recession or downturns;
●	our business may be adversely affected by the ongoing COVID-19 pandemic;
●	our advisory agreements and or fund partnership agreements;
●	our current fee structure and the industry pressure from fund investors to reduce fees;
●	a change of control of us which could result in termination of our investment advisory agreements;
●	our ability to consummate or successfully integrate development opportunities, acquisitions or joint ventures;
●	our dependence on third-party distribution sources to market our investment strategies;
●	our funds’ investments in investee companies;
●	our ability of our funds’ investee companies to incur debt that ranks equally with, or senior to, our funds’ investments in such companies;
●	subordinated liens on collateral securing loans that our funds may make to their investee companies;
●	a covenant breach by our investee companies may harm our operating results;
●	our funds operating in a competitive market for lending that has recently intensified,;
●	dependence on leverage by certain of our funds and by our funds’ investee companies;
●	that we generally do not control the business operations of our investee companies and, due to the illiquid nature of our investments, may not be able to dispose of such investments;
●	that we may need to pay “clawback” obligations if and when they are triggered under the governing agreements with respect to certain of our funds and SMAs;
●	our funds may face risks relating to undiversified investments and may be forced to dispose of investments at a disadvantageous time;
●	hedging strategies may adversely affect the returns on our funds’ investments;
●	our business depending in large part on our ability to raise capital from investors;
●	our dependence on our senior management team, senior investment professionals and other key personnel, and our ability to retain them and attract additional qualified personnel;
●	our failure to appropriately address conflicts of interests, including potential conflicts of interest may arise between our holders of Class A Common Stock and our fund investors;
●	extensive regulation affecting our activities, including any new or changed laws or regulations governing our funds’ operations and changes in the interpretation thereof;
●	using custodians, counterparties, administrators and other agents; and
●

our substantial indebtedness, our ability to pay our debts or raise additional capital to fund our operations, our ability to operate our business and our ability to react to changes in the economy or our industry.

Risks Related to the Medley LLC Chapter 11 Case and the Medley LLC Plan of Reorganization

Our consolidated subsidiary Medley LLC has filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court, which is subject to the risks and uncertainties associated with all bankruptcy cases.

The Medley LLC Chapter 11 Case could have a material adverse effect on our business, financial condition, results of operations, and cash flows.  Medley LLC is conducting its business under Bankruptcy Court protection and operating as a debtor‑in‑possession, and MDLY is serving as co-plan sponsor in connection with the Medley LLC Plan of Reorganization.  During the pendency of the Medley LLC Chapter 11 Case, our management may be required to spend a significant amount of time and effort dealing with restructuring matters rather than focusing exclusively on our business operations.  The Medley LLC Chapter 11 Case may also make it more difficult to retain management and the key personnel necessary to the success of our business.  In addition, during the pendency of the Medley LLC Chapter 11 Case, our clients, investors and/or strategic partners might lose confidence in Medley LLC’s ability to reorganize its business successfully and may seek to establish alternative advisory and/or other relationships, renegotiate the terms of our agreements, terminate their relationships with us and/or require financial assurances from us.  If this occurs, clients, investors and/or strategic partners may lose confidence in our ability to provide them the level of service they expect, resulting in a significant decline in our fees, revenues, profitability, and related cash flow.

Other significant risks include or relate to the following:

•

the effects of the filing of the Medley LLC Chapter 11 Case on our business and the interests of various constituents, including, but not limited to MDLY’s Class A stockholders and the holders of Medley LLC’s:  (a) senior unsecured 2024 Notes with a maturity date of January 20, 2024, issued pursuant to that certain indenture agreement (as may be amended, restated, supplemented, or otherwise modified from time to time) dated August 9, 2016, between Medley LLC, as issuer, and U.S. Bank National Association, as trustee (the “2024 Notes”); and (b) senior unsecured 2026 Notes with a maturity date of August 15, 2026, issued pursuant to that certain indenture agreement (as may be amended, restated, supplemented, or otherwise modified from time to time) dated August 9, 2016, between Medley LLC, as issuer, and U.S. Bank National Association, as trustee (the “2026 Notes,” and together with the 2024 Notes, the “Notes” or "debt Instruments");

•

Bankruptcy Court rulings in the Medley LLC Chapter 11 Case, including with respect to Medley LLC’s motions, third‑party motions and any objections to the Medley LLC Plan of Reorganization, as well as the outcome of any other pending litigation;

•	our ability to operate within the restrictions of bankruptcy protection and within the limitations of any orders entered by the Bankruptcy Court in connection with the Medley LLC Chapter 11 Case;

•	Medley LLC’s existing management’s ability to maintain control as debtor‑in‑possession during the pendency of the Medley LLC Chapter 11 Case;

•

our ability to operate within our liquidity limitations, both during the pendency of the Medley LLC Chapter 11 Case and after implementation of the Medley LLC Plan of Reorganization (which is subject to the approval of the Bankruptcy Court, as to which no assurances can be given, and other conditions precedent), and our ability to obtain sufficient financing and access to capital to allow Medley LLC to emerge from bankruptcy protection and successfully execute our business plan post-emergence;

•	increased professional fees and advisory costs during the pendency of the Medley LLC Chapter 11 Case;

•	the risks associated with restrictions on our ability to pursue some of our business strategies during the pendency of the Medley LLC Chapter 11 Case;

•

uncertainties regarding the reactions of our clients, investors, strategic partners (and prospective clients, investors, strategic partners), service providers and other third parties, to the Medley LLC Chapter 11 Case, and their respective willingness to maintain relationships, contractual or otherwise, with us;

the length of time that Medley LLC operates under Chapter 11 protection and the continued availability of operating capital during the pendency of the Medley LLC Chapter 11 Case;
•	MDLY’s ability as co-plan sponsor and Medley LLC’s ability as debtor to satisfy the conditions precedent to consummation of the Medley LLC Plan of Reorganization;

•	the potential adverse effects of the Medley LLC Chapter 11 Case on our business, cash flows, liquidity, financial condition and results of operations;

•	the ultimate outcome of the Medley LLC Chapter 11 Case in general;

•

the issuance of a substantial number of shares of MDLY Class A common stock in connection with the proposed treatment of the Notes and claims held by Strategic Capital Advisory Services, LLC (the "Strategic Capital Claims"), in connection with the Medley LLC Plan of Reorganization, and the substantial dilution resulting therefrom;

•	the trading price and volatility of MDLY’s Class A common stock and Medley LLC’s Notes, and the related ability to remain listed on the NYSE;

•	the potential material adverse effects of claims that are not discharged in the Medley LLC Chapter 11 Case and under the Medley LLC Plan of Reorganization;

•	uncertainties regarding our ability to retain and motivate key personnel; and

•	uncertainties and continuing risks associated with our ability to achieve our stated goals and continue as a going concern.

Further, under Chapter 11, transactions outside the ordinary course of business require the prior approval of the Bankruptcy Court, which may limit our ability to respond in a timely manner to certain events, to take advantage of certain opportunities, or adapt to changing market or industry conditions.

We are also subject to risks and uncertainties with respect to the actions and decisions of creditors and other third parties who have interests in the Medley LLC Chapter 11 Case that may be inconsistent with our plans.  These risks and uncertainties could materially affect our business and operations in various ways and may significantly increase the duration and cost of the Medley LLC Chapter 11 Case.  Because of the risks and uncertainties associated with the Medley LLC Chapter 11 Case, we cannot predict or quantify the ultimate impact that events occurring during the Medley LLC Chapter 11 Case may have on our business, cash flows, liquidity, financial condition and results of operations, nor can we predict, given that the Medley LLC Plan of Reorganization is subject to Bankruptcy Court approval, the ultimate impact that events occurring during the Medley LLC Chapter 11 Case may have on our corporate or capital structure.  See the discussion appearing in in “Item 1. – Business” of this Form 10-K under the caption “Proposed Plan of Reorganization of Medley LLC” for a description of the proposed Medley LLC Plan of Reorganization, the consummation of which is subject to the approval of the Bankruptcy Court and other conditions precedent.

As a result of the Medley LLC Chapter 11 Case, realization of Medley LLC’s assets and liquidation of its liabilities are subject to uncertainty. While operating under the protection of the Bankruptcy Code, and subject to Bankruptcy Court approval or otherwise as permitted in the ordinary course of business, Medley LLC may sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in its consolidated financial statements.

As a result, the Medley LLC Chapter 11 Case could result in termination of our investment advisory agreements.

Certain of the investment management agreements or partnership agreements provide for a termination right in the event of a bankruptcy filing by the general partner, investment manager, or one of their respective affiliates, as in the case of the Medley LLC Chapter 11 Case. The Medley LLC Chapter 11 case could result in the termination of our investment advisory agreements. A termination of our investment advisory agreements could materially and adversely affect our ability to continue managing client accounts, resulting in the loss of assets under management and a corresponding loss of revenue. However, provisions in contracts that allow for termination upon a Chapter 11 bankruptcy filing or another type of insolvency event are generally invalid under the Bankruptcy Code as improper ipso facto clauses.  If a party were to seek to terminate one of our management or partnership agreement that adversely impacted property of Medley LLC’s estate, such party would likely have to file a motion with the Bankruptcy Court seeking relief from the automatic stay and argue that the agreement should be terminated for reasons in addition to the Chapter 11 bankruptcy filing. Further, the Medley LLC Chapter 11 Case could result in a change of control under the terms of our investment advisory agreements, in which such change of control may be deemed an assignment of such agreements. An assignment, actual or constructive, would trigger these termination and consent provisions and, unless the necessary approvals and consents are obtained, could materially and adversely affect our ability to continue managing client accounts, resulting in the loss of assets under management and a corresponding loss of revenue.

The Medley LLC Plan of Reorganization contemplates the issuance of a substantial quantity of MDLY Class A common stock, which will result in substantial dilution to MDLY’s Class A existing stockholders.

The Medley LLC Plan of Reorganization, which is subject to the approval of the Bankruptcy Court and various conditions precedent, contemplates the issuance of a substantial number of shares of MDLY Class A Common Stock in connection with the proposed treatment of Medley LLC Notes and Strategic Capital Claims.  In connection with the Medley LLC Plan of Reorganization, it is anticipated that certain equity incentive awards will also be issued to Medley personnel under the 2014 Plan, as amended.  It is expected that the terms related to such awards will be set forth in a supplement to the Medley LLC Plan of Reorganization, with issuance of the awards subject to confirmation of the Medley LLC Plan of Reorganization.  See the discussion appearing in in “Item 1. – Business” of this Form 10-K under the caption “Proposed Plan of Reorganization of Medley LLC” for a description of the proposed Medley LLC Plan of Reorganization, the consummation of which is subject to the approval of the Bankruptcy Court and other conditions precedent. The issuances of securities contemplated by the Medley LLC Plan of Reorganization, including the proposed issuances of Class A common stock in connection with the treatment of noteholder claims and Strategic Capital claims, as well as any equity incentive awards issued to Medley personnel, is expected to result in substantial dilution to existing MDLY stockholders owning shares of Class A common stock.  As a result, the value attributable to shares of MDLY’s existing Class A common stock is expected to be materially affected by the reorganization of our capital structure through the Medley LLC Chapter 11 Case and the Medley LLC Plan of Reorganization.  Any trading in shares of MDLY’s Class A common stock or the Notes during the pendency of the Medley LLC Chapter 11 Case is highly speculative and poses substantial risks to purchasers of MDLY’s Class A Common Stock or Medley LLC’s Notes.

Trading in our securities during the pendency of the Medley LLC Chapter 11 Case is highly speculative and poses substantial risks.  The market price for such securities has been, and may continue to be, volatile.  While the Medley LLC Plan of Reorganization contemplates that the Notes will be extinguished in exchange for MDLY Class A common stock, we can provide no assurances that Medley LLC will be able to maintain its listing on the NYSE prior to such exchange.

Trading in our securities has been, and during the pendency of the Medley LLC Chapter 11 Case continues to be, highly speculative and poses substantial risks.  The market price for our securities has been, and may continue to be, volatile.  Under the Medley LLC Plan of Reorganization, it is contemplated that the Notes will be extinguished in exchange for shares of MDLY Class A common stock.  See the discussion appearing in in “Item 1. – Business” of this Form 10-K under the caption “Proposed Plan of Reorganization of Medley LLC” for a description of the proposed Medley LLC Plan of Reorganization, the consummation of which is subject to the approval of the Bankruptcy Court and other conditions precedent.  While the Medley LLC Plan of Reorganization, if confirmed by the Bankruptcy Court and implemented as contemplated will result in dilution to the existing holders of MDLY’s Class A common stock, the Medley LLC Plan of Reorganization avoids a potentially value destructive change in control and enables the survival of the overall enterprise as a going concern, preserving and maximizing return and value for all stakeholders.  However, if the Medley LLC Plan of Reorganization is not approved, MDLY’s Class A common stock and the Notes could potentially have no value. The Medley LLC Plan of Reorganization contemplates that the Notes will be extinguished in exchange for MDLY Class A common stock, in accordance with the terms of the Medley LLC Plan of Reorganization, which is subject to the approval of the Bankruptcy Court and other conditions precedent.  Therefore, we would expect that if the Medley LLC Plan of Reorganization is confirmed by the Bankruptcy Court and becomes effective, the Notes would be cancelled in exchange for the recovery provided under the Medley LLC Plan of Reorganization, and the NYSE listing of the notes would cease at that time.  However, we cannot provide any assurances that the NYSE would not delist the 2024 Notes and the 2026 Notes earlier. The NYSE has substantial discretion in discontinuing the listing of securities of issuers that have filed for reorganization relief under the bankruptcy laws, so we can provide no assurances that the listing of the Notes will be maintained during the period preceding any confirmation and effectiveness of the Medley LLC Plan of Reorganization.

Further, if Medley LLC does not have positive cash flow or is not in sound financial health, its securities could be delisted pursuant to Section 802.01D of the NYSE Listed Company Manual (the “Manual”) if the trading price of its securities on the NYSE is abnormally low, which has generally been interpreted to mean at levels below $0.16 per share, and its securities could also be delisted pursuant to Section 802.01 of the Manual if Medley LLC’s average market capitalization over a consecutive 30 day-trading period is less than $15 million. In these events, Medley LLC would not have an opportunity to cure the market capitalization deficiency, and its securities would be delisted immediately and suspended from trading on the NYSE.

The NYSE has substantial discretion in discontinuing the listing of securities of issuers that have filed for reorganization relief under the bankruptcy laws, so we can provide no assurances that the listing of the Notes will be maintained during the period preceding any confirmation and effectiveness of the Medley LLC Plan of Reorganization. If a suspension or delisting were to occur, there would be significantly less liquidity in the suspended or delisted securities. In addition, its ability to raise additional necessary capital through equity or debt financing, and attract and retain personnel by means of equity compensation, would be greatly impaired. Furthermore, with respect to any suspended or delisted securities, Medley LLC would expect decreases in institutional and other investor demand, analyst coverage, market making activity and information available concerning trading prices and volume, and fewer broker-dealers would be willing to execute trades with respect to such securities. A suspension or delisting would likely decrease the attractiveness of Medley LLC’s securities to investors and cause the trading volume of its securities to decline, which could result in a further decline in the market price of its securities

We may not be able to obtain the Bankruptcy Court’s confirmation of the Medley LLC Plan of Reorganization or may have to materially modify the terms of the Medley LLC Plan of Reorganization.

Even if the Medley LLC Plan of Reorganization is approved by each class of holders of claims and interests entitled to vote (a “Voting Class”), the Bankruptcy Court, which, as a court of equity, may exercise substantial discretion and may choose not to confirm the Medley LLC Plan of Reorganization.  Section 1129 of the Bankruptcy Code requirements include, among other things, a showing that confirmation of the Medley LLC Plan of Reorganization will not be followed by liquidation or the need for further financial reorganization of Medley LLC (the feasibility requirement), and that the value of distributions to dissenting holders of claims and interests will not be less than the value such holders would receive if Medley LLC liquidated under Chapter 7 (as defined below).  Although we believe that the Medley LLC Plan of Reorganization will satisfy such tests, there can be no assurance that the Bankruptcy Court or other parties in interest will reach the same conclusion. Confirmation of the Medley LLC Plan of Reorganization will also be subject to certain conditions precedent.  These conditions may not be met and there can be no assurance that the consenting stakeholders will agree to modify or waive such conditions.  Further, changed circumstances may necessitate material changes to the Medley LLC Plan of Reorganization.  Any such modifications could result in material less favorable treatment than the treatment currently anticipated to be included in the Medley LLC Plan of Reorganization.  Such less favorable treatment could include a distribution of property to the class affected by the modification of a materially lesser value than currently anticipated to be included in the Medley LLC Plan of Reorganization or no distribution of property whatsoever under the Medley LLC Plan of Reorganization.  Changes to the Medley LLC Plan of Reorganization may also delay the confirmation of the Medley LLC Plan of Reorganization and Medley LLC’s emergence from bankruptcy, which could result in, among other things, additional incurred costs and expenses to Medley LLC’s estate as debtor in bankruptcy.

The Medley LLC Plan of Reorganization may not become effective.

Even if the Medley LLC Plan of Reorganization is confirmed by the Bankruptcy Court, it may not become effective because it is subject to the satisfaction of certain conditions precedent, some of which are beyond our control.  There can be no assurance that such conditions precedent will be satisfied and thus no assurance that the Medley LLC Plan of Reorganization will become effective and that Medley LLC will emerge from the Medley LLC Chapter 11 Case as contemplated by the Medley LLC Plan of Reorganization.  If the Chapter 11 process takes longer than anticipated and Medley LLC remains in bankruptcy protection longer than expected, and the effective date of the Medley LLC Plan of Reorganization is delayed, MDLY and Medley LLC may not have sufficient cash available to operate our business. In that case, we may need new or additional post‑petition financing, which may increase the cost of consummating the Medley LLC Plan of Reorganization.  There can be no assurance of the terms on which such financing may be available or if such financing will be available at all.  If the transactions contemplated by the Medley LLC Plan of Reorganization are not completed, it may become necessary to amend the Medley LLC Plan of Reorganization, potentially in a material fashion. The terms of any such amendment are uncertain and could result in materially different treatment for stakeholders, material additional expense and material delays to the Medley LLC Chapter 11 Case.

The Medley LLC Plan of Reorganization is based in large part upon assumptions and analyses developed by us, with the assistance of our financial advisor/investment banker. If these assumptions and analyses prove to be incorrect, our plan may be unsuccessful in its execution.

The Medley LLC Plan of Reorganization will affect both our capital structure and the ownership, structure and operation of our business and reflects assumptions and analyses based on our experience and perception of historical trends, current conditions and expected future developments, as well as other factors that we consider appropriate under the circumstances.  In addition, the Medley LLC Plan of Reorganization relies upon financial projections developed by us with the assistance of our financial advisor/investment banker, including with respect to fees, revenues, debt service, and cash flow.  Financial forecasts are necessarily speculative, and it is likely that one or more of the assumptions and estimates that are the basis of these financial forecasts will not be accurate.  Whether actual future results and developments will be consistent with our expectations and assumptions depends on a number of factors, including but not limited to (1) our ability to substantially change our capital structure, (2) our ability to obtain adequate liquidity and financing sources, (3) our ability to maintain clients’, investors’ and strategic partners’ confidence in our viability as a continuing enterprise and to attract and retain sufficient business from and partnership endeavors with them, (4) our ability to retain key employees and (5) the overall strength and stability of general economic conditions of the markets in which we operate. The failure of any of these factors could materially adversely affect the successful reorganization of our business. Consequently, there can be no assurance that the results or developments contemplated by the Medley LLC Plan of Reorganization, even if confirmed by the Bankruptcy Court and implemented by us, will occur or, even if they do occur, that they will have the anticipated effects on us and our subsidiaries or our businesses or operations.  The failure of any such results or developments to materialize as anticipated could materially adversely affect the successful execution of the Medley LLC Plan of Reorganization.

Even if the Medley LLC Plan of Reorganization is consummated, we may not be able to achieve our stated goals and continue as a going concern.

Even if the Medley LLC Plan of Reorganization is consummated, we may continue to face a number of risks that are beyond our control, such as changes in economic conditions, changes in the financial markets, investment values or industry in general, changes in demand for our services and increasing expenses. Some of these risks typically become more acute when a case under the Bankruptcy Code continues for a protracted period of time without indication of how or when the transactions under a Chapter 11 plan of reorganization will close.  As a result of these and other risks, we cannot guarantee that the Medley LLC Plan of Reorganization will achieve our stated goals.  Furthermore, even if Medley LLC’s debts are reduced or discharged through the Medley LLC Plan of Reorganization, Medley LLC, MDLY and/or our affiliates may need to raise additional funds through one or more public or private debt or equity financings or other means to fund our business after the completion of the Medley LLC Chapter 11 Case.  Our access to additional capital may be limited, if it is available at all.  Therefore, adequate funds may not be available when needed or may not be available on favorable terms.  As a result, the Medley LLC Plan of Reorganization may not become effective and, thus, we cannot assure you of our ability to continue as a going concern, even if the Medley LLC Plan of Reorganization is confirmed. Further, because our investment management agreements are terminable at will, the Medley LLC Plan of Reorganization may result in the termination of such agreements which would further adversely affect our business and operating results.

Our long‑term liquidity requirements and the adequacy of our capital resources are difficult to predict at this time.

We face uncertainty regarding the adequacy of our liquidity and capital resources and have extremely limited, if any, access to additional financing.  In addition to the cash requirements necessary to fund our ongoing operations, we have incurred significant professional fees and other costs in connection with preparation for the Medley LLC Chapter 11 Case and expect that we will continue to incur significant professional fees and other costs throughout the Medley LLC Chapter 11 Case.  We cannot assure you that cash on hand and cash flow from operations will be sufficient to continue to fund our operations and allow us to satisfy our obligations related to the Medley LLC Chapter 11 Case; further, if such cash sources proved insufficient, we can provide no assurances that we would be able to secure additional interim financing or adequate exit financing sufficient to meet our liquidity needs (or if sufficient funds are available, that they would be offered to us on acceptable terms). Our liquidity, including our ability to meet our ongoing operational obligations, depends on, among other things: (1) our ability to comply with the terms and conditions of the orders entered by the Bankruptcy Court in connection with the Medley LLC Chapter 11 Case, (2) our ability to maintain adequate cash on hand, (3) our ability to generate sufficient cash flow from operations, (4) to the extent necessary, our ability to access credit, (5) our ability to consummate the Medley LLC Plan of Reorganization, and (6) the overall cost, duration and outcome of the Medley LLC Chapter 11 Case.

In certain limited instances, a Chapter 11 case may be converted to a case under Chapter 7 of the Bankruptcy Code.

Upon a showing of cause, the Bankruptcy Court may convert a chapter 11 bankruptcy case to a case under Chapter 7 of the Bankruptcy Code (“Chapter 7”).  In such event, a Chapter 7 trustee would be appointed or elected to liquidate Medley LLC’s assets for distribution in accordance with the priorities established by the Bankruptcy Code.  We believe that liquidation under Chapter 7 would result in materially smaller distributions being made to Medley LLC’s creditors than those provided for in a plan of reorganization because of: (1) the likelihood that the assets would have to be sold or otherwise disposed of in a distressed fashion over a short period of time rather than in a controlled manner and as a going concern; (2) additional administrative expenses involved in the appointment of a Chapter 7 trustee; and (3) additional expenses and claims, some of which would be entitled to priority, that would be generated during the liquidation and from the rejection of executory contracts in connection with a cessation of operations (which would include, in the context of a Chapter 7 case, the likely termination of our investment advisory contracts).

The audited consolidated financial statements included in this Form 10‑K for the fiscal year ended December 31, 2020 contain disclosures that express substantial doubt about our ability to continue as a going concern.

The audited consolidated financial statements included in this Form 10‑K for the fiscal year ended December 31, 2020 have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and other commitments in the normal course of business and does not include any adjustments that might result from uncertainty about our ability to continue as a going concern.  Such assumption may not be justified.  Our liquidity has been negatively impacted by declines in fee earning AUM and our substantial indebtedness and associated debt‑related expenses.  As a result of these and other factors, we commenced the Medley LLC Chapter 11 Case.  The Medley LLC Plan of Reorganization contemplates a reorganization involving, among other things, the issuance of shares of MDLY Class A common stock in connection with the treatment of holders of Notes claims; however, the Medley LLC Plan of Reorganization is subject to the approval of the Bankruptcy Court, and other conditions precedent.  The inclusion in our financial statements of disclosures that express substantial doubt about our ability to continue as a going concern may negatively impact the trading price of our securities and have an adverse impact on our relationships with third parties with whom we do business, including our clients, investors and strategic partners (and prospective clients, investors and strategic partners), and other third parties, and could have a material adverse impact on our business, financial condition, results of operations, cash flows, and the aforementioned parties respective willingness to maintain relationships, contractual or otherwise, with us.

As a result of the Medley LLC Chapter 11 Case, our historical financial information may not be indicative of our future performance, which may be volatile.

During the Medley LLC Chapter 11 Case, we expect our financial results to continue to be volatile as restructuring activities and expenses impact our consolidated financial statements.  As a result, our historical financial performance is likely not indicative of our financial performance after the Petition Date. In addition, as described in this Form 10-K, the Medley LLC Plan of Reorganization (which is subject to Bankruptcy Court approval and other conditions precedent), contemplates that our capital structure will be significantly altered, that Medley LLC’s 2024 Notes and 2026 Notes will be extinguished, and that a significant amount of MDLY Class A common stock will be issued in connection therewith, resulting in substantial dilution to MDLY’s existing stockholders.  Even if the Medley LLC Plan of Reorganization is approved by the Bankruptcy Court in the form as proposed, or if such plan is approved with significant amendments, or if an alternative plan of reorganization is approved and implemented, we would expect that our existing capital structure would be fundamentally altered.  If Medley LLC emerges from Chapter 11, the amounts reported in subsequent consolidated financial statements may materially change relative to our historical consolidated financial statements. In connection with the Medley LLC Chapter 11 Case and the Medley LLC Plan of Reorganization, it is also possible that additional restructuring and related charges may be identified and recorded in future periods.  Such charges could be material to our consolidated financial position, liquidity and results of operations.

We may be subject to claims that will not be discharged in the Medley LLC Chapter 11 Case, which could have a material adverse effect on our business, cash flows, liquidity, financial condition and results of operations.

The Bankruptcy Code provides that the confirmation of a plan of reorganization discharges a debtor from, among other things, substantially all debts arising prior to consummation of a plan of reorganization.  With few exceptions, all claims against Medley LLC that arose prior to the Petition Date or before consummation of a plan of reorganization (i) would be subject to compromise and/or treatment under a plan of reorganization and/or (ii) would be discharged in accordance with the Bankruptcy Code and the terms of a plan of reorganization.  Subject to the terms of a plan of reorganization and orders of the Bankruptcy Court, any claims not ultimately discharged pursuant to a plan of reorganization could be asserted against Medley LLC and may have an adverse effect on our business, cash flows, liquidity, financial condition and results of operations on a post‑reorganization basis.

If Medley LLC operates under the Bankruptcy Court’s protection for a long period of time, or for a longer period of time than expected, our business may be harmed.

Our future results are dependent upon the successful confirmation and implementation of a plan of reorganization. Medley LLC’s being subject to a long period of operations under the Bankruptcy Court’s protection could have a material adverse effect on our business, financial condition, results of operations and liquidity.  So long as the proceedings related to the Medley LLC Chapter 11 Case continue, our senior management will be required to spend a significant amount of time and effort dealing with the reorganization instead of focusing exclusively on our business operations.  A prolonged period of operating under the Bankruptcy Court’s protection also may make it more difficult to retain management and other key personnel necessary to the success and growth of our business.  In addition, the longer the proceedings related to the Medley LLC Chapter 11 Case continue, the more likely it is that our clients, investors, strategic partners and service providers will lose confidence in our ability to reorganize our businesses successfully and seek to establish alternative advisory and/or other commercial relationships, as applicable. Furthermore, so long as the Medley LLC Chapter 11 Case continues, we will be required to incur substantial costs for professional fees and other expenses associated with the administration of the Medley LLC Chapter 11 Case. We cannot predict the ultimate amount of all settlement terms for the liabilities that will be subject to the Medley LLC Plan of Reorganization.  Even once a plan of reorganization is approved and implemented, our operating results may be adversely affected by the possible reluctance of prospective lenders and other counterparties to do business with a company that recently emerged from Chapter 11 protection.

Adverse publicity in connection with the Medley LLC Chapter 11 Case or otherwise could negatively affect our businesses.

Adverse publicity or news coverage relating to us, including, but not limited to, publicity or news coverage in connection with the Medley LLC Chapter 11 Case, may negatively impact our efforts to establish and promote a positive image after emergence from the Medley LLC Chapter 11 Case.

The Medley LLC Chapter 11 Case limits the flexibility of our management team in running our business.

While Medley LLC operates its business as debtor‑in‑possession under supervision by the Bankruptcy Court, we are required to obtain the approval of the Bankruptcy Court prior to engaging in activities or transactions outside the ordinary course of business.  Bankruptcy Court approval of non‑ordinary course activities entails preparation and filing of appropriate motions with the Bankruptcy Court, negotiation with the various other parties‑in‑interest and one or more hearings. Other parties‑in‑interest may be heard at any Bankruptcy Court hearing and may raise objections with respect to these motions.  This process may delay major transactions and limit our ability to respond quickly to opportunities and events.  In addition to constraints on Medley LLC’s activities as debtor-in-possession, MDLY’s role as co-plan sponsor in connection with the Medley LLC Plan of Reorganization may place limitations and restrictions on MDLY’s business activities and resources.  Furthermore, in the event the Bankruptcy Court does not approve a proposed activity or transaction, we would be prevented from engaging in activities and transactions that we believe are beneficial to us.

We may experience employee attrition as a result of the Medley LLC Chapter 11 Case.

As a result of the Medley LLC Chapter 11 Case, we may experience employee attrition, and our employees may face considerable distraction and uncertainty.  A loss of key personnel or material erosion of employee morale could adversely affect our business and results of operations.  Our ability to engage, motivate and retain key employees or take other measures intended to motivate and incentivize key employees to remain with us through the pendency of the Medley LLC Chapter 11 Case is limited by certain restrictions on the implementation of incentive programs under the Bankruptcy Code.  The loss of services of members of our senior management team could impair our ability to execute our business strategies and implement operational initiatives, which may have a material adverse effect on our business, cash flows, liquidity, financial condition and results of operations.

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

For example, between 2008 and 2009, the U.S. and global capital markets were unstable as evidenced by periodic disruptions in liquidity in the debt capital markets, significant write-offs in the financial services sector, the re-pricing of credit risk in the broadly syndicated credit market, and the failure of major financial institutions. Despite actions of the U.S. federal government and foreign governments, these events contributed to worsening general economic conditions that materially and adversely impacted the broader financial and credit markets and reduced the availability of debt and equity capital for the market as a whole and financial services firms in particular.

More recently, global financial markets have experienced heightened volatility, including due to the impact of the COVID-19 pandemic and “Brexit” in the United Kingdom and the continued uncertainty regarding the terms of the exit as further described herein, as well as the results of the 2016 and 2020  U.S. presidential and 2016 and 2018 congressional elections and resulting uncertainty regarding actual and potential shifts in U.S. and foreign trade, economic and other policies, and concerns over increasing interest rates (particularly short-term rates), uncertainty regarding the short- and long-term effects of tax reform in the United States and uncertainty regarding trade policies and tariffs. Further, the commencement, continuation, or cessation of government and central bank policies and economic stimulus programs, including changes in monetary policy involving interest rate adjustments or governmental policies, may contribute to the development of or result in an increase in market volatility, illiquidity and other adverse effects that could negatively impact the global financial markets and us. Any of the foregoing (or related events or effects thereof or similar unpredictable events or uncertainties in global market or political conditions) could have a significant impact on the markets in which we operate and a material adverse impact on our business prospects and financial condition.

A number of factors have had and may continue to have an adverse impact on credit markets. We may be subject to greater risk of rising interest rates due to the current period of historically low interest rates. Expectations of higher inflation generally cause interest rates to rise. Changes in and uncertainty surrounding interest rates may have a material effect on our business, particularly with respect to the cost and availability of financing for significant acquisition and disposition transactions. Furthermore, some of the provisions under the Tax Cuts and Jobs Act of 2017 in the United States, Public Law No. 115-97 (the “Tax Cuts and Jobs Act”) could have a negative impact on the cost of financing and dampen the attractiveness of credit. There has been a corresponding meaningful increase in the uncertainty surrounding interest rates, foreign exchange rates, trade volume, and fiscal and economic policies, which has heightened volatility in the U.S. and global markets and could persist for an extended period. With the current Biden administration, a Democratic controlled Congress, and changes in leadership at federal agencies, we expect that financial institutions will remain heavily regulated in the near future and that additional laws or regulations may be adopted further regulating specific banking practices. The ultimate impact of current or future legislation on our businesses and results of operations, will depend on regulatory interpretation and rulemaking, as well as the success of our actions to mitigate the negative earnings impact of certain provisions

These and other conditions in the global financial markets and the global economy may result in adverse consequences for our funds and their respective investee companies, which could restrict such funds’ investment activities and impede such funds’ ability to effectively achieve their investment objectives. In addition, because the fees we earn under our investment management agreements are based in part on the market value of our AUM and in part on investment performance, if any of these factors cause a decline in our AUM or result in non-performance of loans by investee companies, it would result in lower fees earned, which could in turn materially and adversely affect our business and results of operations.

Our business has been and may continue to be adversely affected by the recent coronavirus pandemic.

As of the date of this Form 10-K, there is an outbreak of COVID-19, a novel and highly contagious form of coronavirus, which the World Health Organization has declared to constitute a Public Health Emergency of International Concern. The current COVID-19 pandemic has resulted in numerous deaths, adversely impacted global commercial activity and contributed to significant volatility in certain equity and debt markets. The global impact of the pandemic is rapidly evolving, and many countries have reacted by instituting quarantines, prohibitions on travel and the closure of offices, businesses, schools, retail stores and other public venues. Businesses are also implementing similar precautionary measures. Such measures, as well as the general uncertainty surrounding the dangers and impact of COVID-19, are creating significant disruption in supply chains and economic activity and are having a particularly adverse impact on transportation, hospitality, tourism, entertainment and other industries. As the COVID-19 pandemic continues, the potential impacts, including a global, regional or other economic recession, are increasingly uncertain and difficult to assess.

During 2020, U.S. credit and equity markets exhibited volatility due to the COVID-19 pandemic. We believe the COVID-19 pandemic is materially and adversely affecting our financial condition, operating results and cash flows and the operations and financial performance of our funds, and we expect the adverse impacts will continue in the future. Specifically, we believe the COVID-19 pandemic has:

•	factored into in the termination of the proposed merger with Sierra;
•	resulted in the decrease of year-over-year loan issuances;
•	affected the Company’s ability to pay its indebtedness; and
•

resulted in a general decline in business activity which if continued will result in a decline in demand for financing, which could adversely affect our liquidity, as management fees may be impacted by potential declines or downward adjustments to valuations, and our ability to fundraise in the future.

Any public health emergency, including any future outbreak of COVID-19, SARS, H1N1/09 flu, avian flu, other coronavirus, Ebola or other existing or new epidemic diseases, or the threat thereof, could have a significant adverse impact on the Company and could adversely affect the Company’s ability to fulfill its investment objectives.

The extent of the impact of any public health emergency on the Company’s operational and financial performance will depend on many factors, including the duration and scope of such public health emergency, the extent of any related travel advisories and restrictions implemented, the impact of such public health emergency on overall supply and demand, goods and services, investor liquidity, consumer confidence and levels of economic activity and the extent of its disruption to important global, regional and local supply chains and economic markets, all of which are highly uncertain and cannot be predicted. The effects of a public health emergency may materially and adversely impact the value and performance of the Company’s investments, the Company’s ability to source, manage and divest investments and the Company’s ability to achieve its investment objectives, all of which could result in significant losses to the Company. In addition, the operations of the Company may be significantly impacted, or even temporarily or permanently halted, as a result of government quarantine measures, voluntary and precautionary restrictions on travel or meetings and other factors related to a public health emergency, including its potential adverse impact on the health of any such entity’s personnel.

Further, significant changes in the capital markets may also affect the pace of our investment activity and the potential for liquidity events involving our investments. Thus, the illiquidity of our investments may make it difficult for us to sell our investments to access capital if required, and as a result, we could realize significantly less than the value at which we have recorded our investments if we were required to sell them for liquidity purposes. An inability to raise or access capital could have a material adverse effect on our business, financial condition or results of operations.

Governmental authorities worldwide have taken increased measures to stabilize the markets and support economic growth. The success of these measures is unknown and they may not be sufficient to address the market dislocations or avert severe and prolonged reductions in economic activity.

We also face an increased risk of investor, creditor or portfolio company disputes, litigation and governmental and regulatory scrutiny as a result of the effects of COVID-19 on economic and market conditions.

The United Kingdom’s withdrawal from the European Union and the implications thereof on United Kingdom, European and global macroeconomics conditions could adversely affect our business.

The United Kingdom (the “UK”) left the European Union (the “EU”) on January 31, 2020 (commonly referred to as “Brexit”). During an 11 month transition period, the UK and the EU agreed to a Trade and Cooperation Agreement which sets out the agreement for certain parts of the future relationship between the EU and the UK from January 1, 2021. The Trade and Cooperation Agreement does not provide the UK with the same level of rights or access to all goods and services in the EU as the UK previously maintained as a member of the EU and during the transition period. In particular the Trade and Cooperation Agreement does not include an agreement on financial services which is yet to be agreed. Accordingly, uncertainty remains in certain areas as to the future relationship between the UK and the EU.

From January 1, 2021, EU laws ceased to apply in the UK. However, many EU laws have been transposed into English law and these transposed laws will continue to apply until such time that they are repealed, replaced or amended. Depending on the terms of any future agreement between the EU and the UK on financial services, substantial amendments to English law may occur, and it is impossible to predict the consequences on our funds, their investments, and our business. Such changes could be materially detrimental to investors.

Although one cannot predict the full effect of Brexit, it could have a significant adverse impact on the UK, European and global macroeconomic conditions and could lead to prolonged political, legal, regulatory, tax and economic uncertainty. This uncertainty is likely to continue to impact the global economic climate and may impact opportunities, pricing, availability and cost of bank financing, regulation, values or exit opportunities of companies or assets based, doing business, or having service or other significant relationships in, the UK or the EU, which may negatively impact our business, including companies or assets held or considered for prospective investment by our funds.

The future application of EU-based legislation to the private fund industry in the UK and the EU will ultimately depend on how the UK renegotiates the regulation of the provision of financial services within and to persons in the EU. There can be no assurance that any renegotiated terms or regulations will not have an adverse impact on our funds, their investments or our business, including the ability of our funds to achieve their investment objectives. Brexit may result in significant market dislocation, heightened counterparty risk, an adverse effect on the management of market risk and, in particular, asset and liability management due in part to redenomination of financial assets and liabilities, an adverse effect on our ability, and the ability of our affiliates to manage, operate and invest in our funds and increased legal, regulatory or compliance burden for us, our affiliates and/or our funds, each of which may have a negative impact on the operations, financial condition, returns or prospects of our funds, which may have a negative impact on our business.

Areas where the uncertainty created by the UK’s withdrawal from the EU is relevant include, but are not limited to, trade within Europe, foreign direct investment in Europe, the scope and functioning of European regulatory frameworks (including with respect to the regulation of alternative investment fund managers and the distribution and marketing of alternative investment funds), industrial policy pursued within European countries, immigration policy pursued within EU countries, the regulation of the provision of financial services within and to persons in Europe and trade policy within European countries and internationally. The volatility and uncertainty caused by the withdrawal may adversely affect the value of our funds’ investments and the ability to achieve the investment objective of our funds, as well as the investment objectives of our business.

New legislation or tax-reform policies that would change U.S. or foreign taxation of international business activities, including uncertainties in the interpretation and application of the 2017 Tax Cuts and Jobs Act, could materially affect our tax obligations and effective tax or regulations and future changes in the U.S. taxation of businesses may impact our effective tax rate or may adversely affect our business, financial condition and operating results.

The Tax Cuts and Jobs Act significantly changed the Code, including a reduction in the federal statutory corporate income tax rate to 21%, a new limitation on the deductibility of business interest expense, restrictions on the use of net operating loss carryforwards arising in taxable years beginning after December 31, 2017 and dramatic changes to the taxation of income earned from foreign sources and foreign subsidiaries. The U.S. Department of Treasury has broad authority to issue regulations and interpretative guidance that may significantly impact how we will apply the law and impact our results of operations in the period issued. It is possible that U.S. tax law will be modified by the new Biden administration by increasing corporate tax rates, eliminating, or modifying some of the provisions enacted in the Tax Cuts and Jobs or other changes that could have an adverse effect on us and contribute to overall market volatility. The Biden administration has indicated that it intends to modify key aspects of the tax code, which could materially affect our tax obligations and effective tax rate. Although we attempt to comply with all taxing authority regulations, adverse findings or assessments made by taxing authorities as the result of an audit could have a material adverse effect on our business, results of operations and financial condition.

The Tax Cuts and Jobs Act requires complex computations not previously provided in U.S. tax law. As such, the application of accounting guidance for such items remain uncertain. Further, compliance with the Tax Cuts and Jobs Act and the accounting for such provisions requires an accumulation of information not previously required or regularly produced. As additional regulatory guidance is issued by the applicable taxing authorities, as accounting treatment is clarified, and as we perform additional analysis on the application of the law, our effective tax rate could be materially different. We cannot predict how the changes in the Tax Cuts and Jobs Act, regulations, or other guidance issued under it (including additional technical corrections or other forthcoming guidance yet to be issued) or conforming or non-conforming state tax rules might affect us or our business. In addition, there can be no assurance that U.S. tax laws, including the corporate income tax rate, would not undergo significant changes in the near future.

Rising interest rates may adversely affect the value of our portfolio investments which could have an adverse effect on our business, financial condition and results of operations.

Our debt investments may be based on floating rates, such as LIBOR, EURIBOR, the Federal Funds Rate or the Prime Rate. General interest rate fluctuations may have a substantial negative impact on our investments, the value of our shares and our rate of return on invested capital. A reduction in the interest rates on new investments relative to interest rates on current investments could also have an adverse impact on our net interest income. An increase in interest rates could decrease the value of any investments our funds hold which earn fixed interest rates, including subordinated loans, senior and junior secured and unsecured debt securities and loans and high yield bonds, and also could increase our interest expense, thereby decreasing our net income. Also, an increase in interest rates available to investors could make investment in our funds if such funds are not able to increase our distribution rate, which could reduce the value of the funds’ securities.

Because our funds may borrow funds and may issue preferred shares to finance investments, such funds’ net investment income may depend, in part, upon the difference between the rate at which such funds borrow funds or pay distributions on preferred shares and the rate that the funds’ investments yield. As a result, we can offer no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. In periods of rising interest rates, the cost of funds would increase except to the extent our funds have issued fixed rate debt or preferred shares, which could reduce our net investment income..

A change in the general level of interest rates can be expected to lead to a change in the interest rate our funds receive on our debt investments. Accordingly, a change in the interest rate could make it easier for our funds to meet or exceed the performance threshold and may result in a substantial increase in the amount of incentive fees payable to us with respect to the portion of the incentive fee based on income.

In addition, the occurrence of recessionary conditions and/or negative developments in the domestic and international credit markets may significantly affect the markets in which we do business, the value of our investments, and our ongoing operations, costs and profitability. Any such unfavorable economic conditions, including rising interest rates, may also increase our funding costs, limit our access to capital markets or negatively impact our ability to obtain financing, particularly from the debt markets. In addition, any future financial market uncertainty could lead to financial market disruptions and could further impact our ability to obtain financing. These events could limit our investment originations, limit our ability to grow and negatively impact our operating results and financial condition.

We derive a substantial portion of our revenues from SIC, which is managed pursuant to an advisory agreement that may be terminated or a fund partnership agreements that permit fund investors to remove us as the general partner.

With respect to our permanent capital vehicle, SIC's investment management agreement must be approved annually by its board of directors or by the vote of a majority of the stockholders and the majority of the independent members of its board of directors and, in certain cases, by its stockholders, as required by law. In addition, as required by the Investment Company Act, SIC has the right to terminate its management agreement without penalty upon 60 days’ written notice to its adviser and the agreement terminates automatically in the event of an “assignment” as defined under the Investment Company Act. Further, such agreement may be terminated as a result of the Medley LLC Chapter 11 Case. Termination of this agreement would reduce the fees we earn from SIC, which could have a material adverse effect on our results of operations. For the years ended December 31, 2020, 2019 and 2018, our investment advisory relationship with SIC represented approximately 46.6%, 43.6% and 40.4%, respectively, of our total management fees. This investment advisory relationships also represented, in the aggregate, 25.0% of our AUM at December 31, 2020. There can be no assurance that our investment management agreement with respect to SIC will remain in place.

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

In addition, certain of the investment management agreements or partnership agreements provide for a termination right in the event of a bankruptcy filing by the general partner, investment manager, or one of their respective affiliates, as in the case of the Medley LLC Chapter 11 Case. However, provisions in contracts that allow for termination upon a Chapter 11 bankruptcy filing or another type of insolvency event are generally invalid under the Bankruptcy Code as improper ipso facto clauses.  If a party were to seek to terminate one of our management or partnership agreement that adversely impacted property of Medley LLC’s estate, such party would likely have to file a motion with the Bankruptcy Court seeking relief from the automatic stay and argue that the agreement should be terminated for reasons in addition to the Chapter 11 bankruptcy filing.

Termination of these agreements would negatively affect the fees we earn from the relevant funds, which could have a material adverse effect on our results of operations.

We could be subject to liability, penalties and other restrictive sanctions and adverse consequences arising out of an SEC investigation.

We are cooperating with an SEC investigation as discussed in Note 12 to our consolidated financial statements included in this Form 10-K. We cannot predict the outcome or impact of this matter, and there exists the possibility that we could be subject to liability, penalties and other restrictive sanctions and adverse consequences if the SEC or any other government agency were to pursue legal action in the future. Moreover, we expect to incur costs in responding to related requests for information and subpoenas, and if instituted, in defending against any governmental proceedings. We cannot predict the outcome of, or the timeframe for, the conclusion of this investigation. An adverse outcome could have a material effect on our business, financial condition, or results of operations.

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

A change of control of us could result in termination of our investment advisory agreements.

Pursuant to the Investment Company Act, the investment advisory agreement for SIC, the BDC we advise, automatically terminates upon its deemed “assignment” and a BDC’s board and shareholders must approve a new agreement in order for us to continue to act as its investment adviser. In addition, pursuant to the Investment Advisers Act, each of our investment advisory agreements for the separate accounts we manage may not be “assigned” without the consent of the client. A sale of a controlling block of our voting securities and certain other transactions would be deemed an “assignment” pursuant to both the Investment Company Act and the Investment Advisers Act. If such a deemed assignment occurs, there can be no assurance that we will be able to obtain the necessary consents from clients whose funds are managed pursuant to separate accounts or the necessary approvals from the board and shareholders of SIC, the SEC-registered BDC that we advise. An assignment, actual or constructive, would trigger these termination and consent provisions and, unless the necessary approvals and consents are obtained, could materially and adversely affect our ability to continue managing client accounts, resulting in the loss of assets under management and a corresponding loss of revenue.

The historical returns attributable to our funds should not be considered as indicative of the future results of our funds.

The historical performance of our funds is relevant to us primarily insofar as it is indicative of fees we have earned in the past and may earn in the future and our reputation and ability to raise new funds. Poor performance of the funds we advise could cause a decline in our revenues. Also, there is no assurance that projections in respect of our funds or unrealized valuations will be realized.

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

•	you will not benefit from any value that was created in our funds prior to our becoming a public company if such value was previously realized;

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

Our growth strategy may include the selective development or acquisition of other asset management businesses, advisory businesses or other businesses or financial products complementary to our business where we think we can add substantial value or generate substantial returns. The success of this strategy will depend on, among other things: (a) the availability of suitable opportunities, (b) the level of competition from other companies that may have greater financial resources, (c) our ability to value potential development or acquisition opportunities accurately and negotiate acceptable terms for those opportunities, (d) our ability to obtain requisite approvals and licenses from the relevant governmental authorities and to comply with applicable laws and regulations without incurring undue costs and delays, (e) our ability to identify and enter into mutually beneficial relationships with venture partners and (f) our ability to properly manage conflicts of interest. Moreover, even if we are able to identify and successfully complete an acquisition, we may encounter unexpected difficulties or incur unexpected costs associated with integrating and overseeing the operations of the new business or activities. If we are not successful in implementing our growth strategy, our business, results of operations and the market price for our Class A common stock may be adversely affected.

We depend on third-party distribution sources to market our investment strategies.

Our ability to grow our AUM, particularly with respect to our BDC, is dependent on access to third-party intermediaries, including investment banks, broker dealers and RIAs. We cannot assure you that these intermediaries will continue to be accessible to us on commercially reasonable terms, or at all. In addition, pension fund consultants may review and evaluate our institutional products and our firm from time to time. Poor reviews or evaluations of either a particular product, or of us, may result in institutional client withdrawals or may impair our ability to attract new assets through these consultants.

An investment strategy focused primarily on privately held companies presents certain challenges, including the lack of available information about these companies.

Our funds have historically invested primarily in privately held companies. Investments in private companies pose certain incremental risks as compared to investments in public companies including those private companies that:

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

We are subject to the risk that the investments our funds make in investee companies may be repaid prior to maturity. When this occurs, our BDC will generally use such proceeds to reduce its existing borrowings and our private funds will generally return such capital to its investors, which capital may be recalled at a later date pursuant to such funds' governing documents. With respect to our SMAs, if such event occurs after the investment period, such capital will be returned to investors. Any future investment in a new investee company may also be at lower yields than the debt that was repaid. As a result, the results of operations of the affected fund could be materially adversely affected if one or more investee companies elect to prepay amounts owed to such fund, which could in turn have a material adverse effect on our results of operations.

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

The occurrence of recessionary conditions and/or negative developments in the domestic and international credit markets may significantly affect the markets in which we do business, the value of our investments, and our ongoing operations, costs and profitability. Any such unfavorable economic conditions, including rising interest rates, may also increase our funding costs, limit our access to capital markets or negatively impact our ability to obtain financing, particularly from the debt markets. In addition, any future financial market uncertainty could lead to financial market disruptions and could further impact our ability to obtain financing. These events could limit our investment originations, limit our ability to grow and negatively impact our operating results and financial condition.

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

In addition, the attractiveness of our funds relative to investments in other investment products could decrease depending on economic conditions and recent developments with the business, including the Medley LLC Chapter 11 Case. This competitive pressure could adversely affect our ability to make successful investments and limit our ability to raise future funds, either of which would adversely impact our business, results of operations and financial condition.

Our funds operate in a competitive market for lending that has recently intensified, and competition may limit our funds’ ability to originate or acquire desirable loans and investments and could also affect the yields of these assets and have a material adverse effect on our business, results of operations and financial condition.

Our funds operate in a competitive market for lending that has recently intensified. Our profitability depends, in large part, on our funds’ ability to originate or acquire credit investments on attractive terms. In originating or acquiring our target credit investments, we compete with a variety of institutional lenders and investors, including specialty finance companies, public and private funds, commercial and investment banks, BDCs, small business investment companies, REITs, commercial finance and insurance companies and others. Some competitors may have a lower cost of funds and access to funding sources that are not available to us, such as the U.S. government. Many of our competitors or their funds are not subject to the operating constraints associated with qualifying as a RIC under subchapter M of the Code or compliance with the Investment Company Act. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments, offer more attractive pricing, transaction structures, covenants or other terms and establish more relationships than us. Furthermore, competition for investments in our target assets may lead to the yields of such assets decreasing, which may further limit our ability to generate satisfactory returns. Also, as a result of this competition, desirable loans and investments may be limited in the future and our funds may not be able to take advantage of attractive lending and investment opportunities from time to time, thereby limiting their ability to identify and originate loans or make investments that are consistent with their investment objectives. We cannot assure you that the competitive pressures our funds face will not have a material adverse effect on our business, results of operations and financial condition.

Dependence on leverage by SIC and by our funds’ investee companies subjects us to volatility and contractions in the debt financing markets and could materially and adversely affect our ability to achieve attractive rates of return on those investments.

 SIC and our funds’ investee companies rely on the use of leverage, and our ability to achieve attractive rates of return on investments will depend on our ability to access sufficient sources of indebtedness at attractive rates. While our permanent capital vehicle, SIC, is our only fund that currently relies on the use of leverage, certain of our other funds may in the future rely on the use of leverage. If our funds or the companies in which our funds invest raise capital in the structured credit, leveraged loan and high yield bond markets, the results of their operations may suffer if such markets experience dislocations, contractions or volatility. Any such events could adversely impact the availability of credit to business generally and could lead to an overall weakening of the U.S. and global economies. Any economic downturn could materially and adversely affect the financial resources of our funds and their investments (in particular those investments that depend on credit from third parties or that otherwise participate in the credit markets) and their ability to make principal and interest payments on, or refinance, outstanding debt when due. Moreover, these events could affect the terms of available debt financing with, for example, higher rates, higher equity requirements and/or more restrictive covenants.

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

Our funds may choose to use leverage as part of their respective investment programs. As of December 31, 2020, SIC had a NAV of $525.7 million, $0.7 billion of AUM and an asset coverage ratio of 462.6%. The use of leverage poses a significant degree of risk and enhances the possibility of a significant loss to investors. A fund may borrow money from time to time to make investments or may enter into derivative transactions with counterparties that have embedded leverage. The interest expense and other costs incurred in connection with such borrowing may not be recovered by returns on such investments and may be lost, and the timing and magnitude of such losses may be accelerated or exacerbated, in the event of a decline in the market value of such investments. Gains realized with borrowed funds may cause the fund’s NAV to increase at a faster rate than would be the case without borrowings. However, if investment results fail to cover the cost of borrowings, the fund’s NAV could also decrease faster than if there had been no borrowings. In addition, as a BDC registered under the Investment Company Act, SIC is permitted to issue senior securities in amounts such that its asset coverage ratio equals at least 200% after each issuance of senior securities. SIC’s ability to pay dividends will be restricted if its asset coverage ratio falls below at least 200% and any amounts that it uses to service its indebtedness are not available for dividends to its common stockholders. An increase in interest rates could also decrease the value of fixed-rate debt investments that our funds make. In addition, a default could result in a rise of interest rates and negatively affect our tax valuations. Any of the foregoing circumstances could have a material adverse effect on our business, results of operations and financial condition.

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

•

give rise to an obligation to make mandatory prepayments of debt using excess cash flow, which might limit the entity’s ability to respond to changing industry conditions if additional cash is needed for the response or to take advantage of growth opportunities;

•	limit the entity’s ability to adjust to changing market conditions, thereby placing it at a competitive disadvantage compared to its competitors that have relatively less debt;

•	limit the entity’s ability to engage in strategic acquisitions that might be necessary to generate attractive returns or further growth; and

•	limit the entity’s ability to obtain additional financing or increase the cost of obtaining such financing, including for working capital or other general corporate purposes.

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

Generally, if at the termination of a fund (and sometimes at interim points in the life of a fund), the fund has not achieved investment returns that (in most cases) exceed the preferred return threshold or (in all cases) the general partner receives net profits over the life of the fund in excess of its allocable share under the applicable partnership agreement, we will be obligated to repay an amount equal to the extent to which carried interest that was previously distributed to us exceeds the amounts to which we are ultimately entitled. This obligation is known as a “clawback” obligation. During the year ended December 31, 2020, the Company received carried interest distributions aggregating  $0.6 million from one of its managed funds, which was fully liquidated as of December 31, 2020. In addition to the receipt of these distributions, the Company received a carried interest distribution of $0.3 million from one of its managed funds, which was fully liquidated as of December 31, 2019. Prior to the receipt of these distributions, Medley has not received any carried interest, other than tax distributions, a portion of which is subject to clawback. As of December 31, 2020, we recorded a $7.2 million clawback obligation that would need to be paid if the funds were liquidated at fair value as of the end of the reporting period. Had we assumed all existing investments were worthless as of December 31, 2020, there would be no additional amounts subject to clawback.

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

We depend on the diligence, skill, judgment, business contacts and personal reputations of our senior management team, including Brook Taube and Seth Taube, our co-Chief Executive Officers, senior investment professionals and other key personnel. Our future success will depend upon our ability to retain our senior professionals and other key personnel and our ability to recruit additional qualified personnel. These individuals possess substantial experience and expertise in investing, are responsible for locating and executing our funds’ investments, have significant relationships with the institutions that are the source of many of our funds’ investment opportunities and, in certain cases, have strong relationships with our investors. Therefore, if any of our senior professionals or other key personnel join competitors or form competing companies, and we are unable to find suitable replacements, it could result in the loss of significant investment opportunities and certain existing investors.

The departure for any reason of any of our senior professionals could have a material adverse effect on our ability to achieve our investment objectives, cause certain of our investors to withdraw capital they invest with us or elect not to commit additional capital to our funds or otherwise have a material adverse effect on our business and our prospects. The departure of some or all of those individuals, including as a result of bankruptcies or insolvencies of the investment manager, or any parties controlling the investment manager, such as in connection with the Medley LLC Chapter 11 Case, could also trigger certain “key man” provisions in the documentation governing certain of our funds, which would permit the investors in those funds to suspend or terminate such funds’ investment periods or, in the case of certain funds, permit investors to withdraw their capital prior to expiration of the applicable lock-up date. We do not carry any “key man” insurance that would provide us with proceeds in the event of the death or disability of any of our senior professionals, and we do not have a policy that prohibits our senior professionals from traveling together.

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

In most cases, Medley is permitted to co-invest among our private funds, our SMAs, our public business development company and other advisory clients pursuant to an exemptive order issued by the SEC. We have adopted an order aggregation and trade allocation policy designed to ensure that all of our clients are treated fairly and to prevent this form of conflict from influencing the allocation of investment opportunities among clients. Allocations will generally be made pro rata principally based on each fund or advisory client's capital available for investment. It is Medley's policy to base its determinations as to the amounts of capital available for investment on such factors as: the amount of cash on hand, existing capital commitments and reserves, if any, the targeted leverage level, the targeted asset mix and diversification requirements and other investment policies and restrictions or otherwise imposed by applicable laws, rules, regulations or interpretations.

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

Certain states and other regulatory authorities require investment managers to register as lobbyists in connection with their solicitation of commitments from governmental entities, including state and municipal pension funds. We have registered as such in a number of jurisdictions, including California and New York. Other states or municipalities may consider similar legislation or adopt regulations or procedures with similar effect. These registration requirements impose significant compliance obligations and restrictions on registered lobbyists and their employers, which may include annual registration fees, periodic disclosure reports and internal recordkeeping, and may also prohibit the payment of contingent fees.

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

The SEC and several states have initiated investigations alleging that certain private equity firms and hedge funds or agents acting on their behalf have paid money to current or former government officials or their associates in exchange for improperly soliciting contracts with state pension funds.Rule 206(4)-5 under the Investment Advisers Act regulates“pay to play” practices by investment advisers involving campaign contributions and other payments to government officials able to exert influence on potential government entity clients. Among other restrictions, the rule prohibits investment advisers from providing advisory services for compensation to a government entity for two years, subject to very limited exceptions, after the investment adviser, its senior executives or its personnel involved in soliciting investments from government entities make contributions to certain candidates and officials in a position to influence the hiring of an investment adviser by such government entity. Advisers are required to implement compliance policies designed, among other matters, to track contributions by certain of the adviser’s employees and engagements of third parties that solicit government entities and to keep certain records to enable the SEC to determine compliance with the rule. In addition, there have been similar rules on a state level regarding “pay to play” practices by investment advisers.

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

On May 30, 2018, the Federal Reserve Board voted to consider changes to the Volcker Rule that would loosen compliance requirements for all banks. The effect of this change and any further rules or regulations are and could be complex and far-reaching, and the change and any future laws or regulations or changes thereto could negatively impact our operations, cash flows or financial condition, impose additional costs on us, intensify the regulatory supervision of us or otherwise adversely affect our business, financial condition and results of operations. Although we do not currently anticipate that the Volcker Rule will adversely affect our fundraising to any significant extent, there remains uncertainty regarding the implementation of the Volcker Rule and its practical implications (including as a result of the long-term effects of the Volcker Rule, as well as potential changes to the rule and there could be adverse implications on our ability to raise funds from the types of entities mentioned above as a result of this prohibition.

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

In early February 2017, the Trump administration issued an executive order calling for a review of laws and regulations affecting the U.S. financial industry in order to determine their consistency with a set of core principles identified in the executive order. On May 24, 2018, the Economic Growth, Regulatory Relief and Consumer Protection Act of 2018 was enacted to modify or repeal certain provisions of the Dodd-Frank Act, which increased from $50 billion to $250 billion the asset threshold for designation of "systemically important financial institutions" or "SIFIs" subject to enhanced prudential standards set by the Federal Reserve Board, staggering application of this change based on the size and risk of the covered bank holding company. The effect of this change and any further rules or regulations are and could be complex and far-reaching, and the change and any future laws or regulations or changes thereto could negatively impact our operations, cash flows or financial condition, impose additional costs on us, intensify the regulatory supervision of us or otherwise adversely affect our business, financial condition and results of operations.

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

SIC and other BDCs for which we may serve as investment adviser in the future are subject to regulatory complexities that limit the way in which they do business and may subject them to a higher level of regulatory scrutiny.

SIC, and other BDCs for which we may serve as investment adviser in the future, operate under a complex regulatory environment. Such BDCs require the application of complex tax and securities regulations and may entail a higher level of regulatory scrutiny. In addition, regulations affecting BDCs generally affect their ability to take certain actions. For example, SIC has elected to be treated as a RIC for United States federal income tax purposes. To maintain its status as a RIC, SIC must meet, among other things, certain source of income, asset diversification and annual distribution requirements. If SIC fails to qualify for RIC tax treatment for any reason and remains or becomes subject to corporate income tax, the resulting corporate taxes could, among other things, substantially reduce its net assets.

In addition, SIC is subject to complex rules under the Investment Company Act, including rules that restrict certain of our funds from engaging in transactions with SIC. Under the regulatory and business environment in which it operates, SIC must periodically access the capital markets to raise cash to fund new investments in excess of its repayments to grow. This results from SIC being required to generally distribute to its respective stockholders at least 90% of its investment company taxable income to maintain its RIC status, combined with regulations under the Investment Company Act that, subject to certain exceptions, generally prohibit SIC from issuing and selling its common stock at a price below NAV per share and from incurring indebtedness (including for this purpose, preferred stock), if its asset coverage, as calculated pursuant to the Investment Company Act, equals less than 200% after such incurrence. If SIC is found to be in violation of the Investment Company Act, it could lose its status as a BDC. If SIC fails to continuously qualify as a BDC, it might be subject to regulation as a registered closed-end investment company under the 1940 Act, which would significantly decrease its operating flexibility. In addition, failure to comply with the requirements imposed on BDCs by the 1940 Act could cause the SEC to bring an enforcement action against SIC, which could have a material adverse effect on us.

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

We believe that base management fees are consistent and predictable. For all periods presented, over 40% of total revenues was derived from base management fees. Due to our investment strategy and the nature of our fees, a portion of our revenue and cash flow is variable, due primarily to the fact that the performance fees from our long-dated private funds and SMAs can vary from quarter to quarter and year to year. As a result of the adoption of the new revenue recognition standard on January 1, 2018, we did not recognize any performance fees in 2018, 2019 or 2020, as we determined that it was not probable that a significant reversal of such fees would not occur in the future. Additionally, we may also experience fluctuations in our results from quarter to quarter and year to year due to a number of other factors, including changes in the values of our funds’ investments, changes in our operating expenses, the degree to which we encounter competition and general economic and market conditions. Such variability may cause our results for a particular period not to be indicative of our performance in a future period.

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

If our substantial indebtedness is not discharged in the Medley LLC Chapter 11 Case, our substantial indebtedness could adversely affect our financial condition, our ability to pay our debts or raise additional capital to fund our operations, our ability to operate our business and our ability to react to changes in the economy or our industry and could divert our cash flow from operations for debt payments.

We have a significant amount of indebtedness. As of December 31, 2020, our total indebtedness, excluding unamortized discount, premium, and issuance costs, was approximately $140.3 million. If our substantial indebtedness is not discharged in the Medley LLC Chapter 11 Case, our substantial debt obligations could have important consequences, including:

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

Our ability to make payments on our indebtedness will depend on our ability to generate cash in the future. To a certain extent, this is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control, including whether the Medley LLC Plan of Reorganization is confirmed by the Bankruptcy Court. If we are unable to generate sufficient cash flow to service our debt and meet our other commitments, we may need to restructure or refinance all or a portion of our debt, sell material assets or operations or raise additional debt or equity capital. We may not be able to effect any of these actions on a timely basis, on commercially reasonable terms or at all, and these actions may not be sufficient to meet our capital requirements. In addition, the terms of our existing or future debt arrangements may restrict us from effecting any of these alternatives.

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

The effect of global climate change may impact the operations of our funds and related portfolio companies.

There may be evidence of global climate change. Climate change creates physical and financial risk and some of our funds and related portfolio companies may be adversely affected by climate change. For example, the needs of customers of energy companies vary with weather conditions, primarily temperature and humidity. To the extent weather conditions are affected by climate change, energy use could increase or decrease depending on the duration and magnitude of any changes. Increases in the cost of energy could adversely affect the cost of operations of our funds and portfolio companies if the use of energy products or services is material to their business. A decrease in energy use due to weather changes may affect some of our portfolio companies’ financial condition, through decreased revenues. Extreme weather conditions in general require more system backup, adding to costs, and can contribute to increased system stresses, including service interruptions.

In December 2015 the United Nations, of which the United States is a member, adopted a climate accord (the "Paris Agreement") with the long-term goal of limiting global warming and the short-term goal of significantly reducing greenhouse gas emissions. On November 4, 2016, the past administration announced that the U.S. would cease participation in the Paris Agreement with the withdrawal taking effect on November 4, 2020. However, on January 20, 2021, President Biden signed an executive order to rejoin the Paris Agreement. As a result, some of our portfolio companies may become subject to new or strengthened regulations or legislation, which could increase their operating costs and/or decrease their revenues.

Item 1B.     Unresolved Staff Comments

None.

Item 2.     Properties

Our principal executive office is located in leased office space at 280 Park Avenue, New York, New York, 10017. We consider this facility to be suitable and adequate for the management and operation of our business. We do not own any real property.

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

On November 30, 2020, the bankruptcy court in the Chapter 11 Bankruptcy proceedings of Modern VideoFilm, Inc. (“MVF”), Case No. 8:18-bk-11792 MW, approved the settlement of various lawsuits involving one of the Company's subsidiaries, MCC Advisors LLC. MCC Advisers LLC had been named in a lawsuit filed on May 29, 2015, by Moshe Barkat and Modern VideoFilm Holdings, LLC (“MVF Holdings”) against MCC, MOF II, MCC Advisors LLC, Deloitte Transactions and Business Analytics LLP A/K/A Deloitte ERG (“Deloitte”), Scott Avila (“Avila”), Charles Sweet, and Modern VideoFilm, Inc. (“MVF”), pending in the California Superior Court, Los Angeles County, Central District, as Case No. BC 583437 (the “Direct Action”). The lawsuit was filed after MCC, as agent for the lender group, exercised remedies following a series of defaults by MVF and MVF Holdings on a secured loan with an outstanding balance at the time in excess of $65 million. The lawsuit sought damages in excess of $100 million. MCC Advisors LLC had also been named as a defendant in a lawsuit filed on August 29, 2016, by MVF Holdings in the California Superior Court, Los Angeles County, Central District, as Case No. BC 631888 (the “Derivative Action”), naming MCC Advisors LLC and certain of Medley’s employees as defendants, among others. The plaintiff in the Derivative Action, asserted claims against the defendants for breach of fiduciary duty, aiding and abetting breach of fiduciary duty, unfair competition, breach of the implied covenant of good faith and fair dealing, interference with prospective economic advantage, fraud, and declaratory relief. On October 16, 2020, the parties agreed to a settlement of all claims arising in connection with the Direct Action, the Derivative Action, the MVF chapter 11 proceedings and an arbitration proceeding brought by MVF’s former CFO, Hugh Miller (Hugh Miller v. Modern VideoFilm, Inc., et al., AAA Case No. 0 1-15-0002-5248 (the “Miller Arbitration”). The settlement was read into the record on October 16, 2020 at a hearing in the MVF Derivative Action and a formal written settlement agreement was entered into by the parties on November 24, 2020. The settlement was approved by the bankruptcy court MVF bankruptcy proceedings and has been fully consummated. Pursuant to the settlement, the Lenders paid the plaintiffs a total of $5 million. All of the $5 million was funded by the insurance carriers for the Lenders pro rata based on their participation in the original loan to MVF.

Medley LLC, Medley Capital Corporation, Medley Opportunity Fund II LP, Medley Management, Inc., Medley Group, LLC, Brook Taube, and Seth Taube (the “Medley Defendants”) were named as defendants, along with other various parties, in a putative class action lawsuit captioned as Royce Solomon, Jodi Belleci, Michael Littlejohn, and Giulianna Lomaglio v. American Web Loan, Inc., AWL, Inc., Mark Curry, MacFarlane Group, Inc., Sol Partners, Medley Opportunity Fund, II, LP, Medley LLC, Medley Capital Corporation, Medley Management, Inc., Medley Group, LLC, Brook Taube, Seth Taube, DHI Computing Service, Inc., Middlemarch Partners, and John Does 1-100, filed on December 15, 2017, amended on March 9, 2018, and amended a second time on February 15, 2019, in the United States District Court for the Eastern District of Virginia, Newport News Division, as Case No. 4:17-cv145 (hereinafter, “Class Action 1”). Medley Opportunity Fund II LP and Medley Capital Corporation were also named as defendants, along with various other parties, in a putative class action lawsuit captioned George Hengle and Lula Williams v. Mark Curry, American Web Loan, Inc., AWL, Inc., Red Stone, Inc., Medley Opportunity Fund II LP, and Medley Capital Corporation, filed February 13, 2018, in the United States District Court, Eastern District of Virginia, Richmond Division, as Case No. 3:18-cv-100 (“Class Action 2”). Medley Opportunity Fund II LP and Medley Capital Corporation were also named as defendants, along with various other parties, in a putative class action lawsuit captioned John Glatt, Sonji Grandy, Heather Ball, Dashawn Hunter, and Michael Corona v. Mark Curry, American Web Loan, Inc., AWL, Inc., Red Stone, Inc., Medley Opportunity Fund II LP, and Medley Capital Corporation, filed August 9, 2018 in the United States District Court, Eastern District of Virginia, Newport News Division, as Case No. 4:18-cv-101 (“Class Action 3”) (together with Class Action 1 and Class Action 2, the “Virginia Class Actions”). Medley Opportunity Fund II LP was also named as a defendant, along with various other parties, in a putative class action lawsuit captioned Christina Williams and Michael Stermel v. Red Stone, Inc. (as successor in interest to MacFarlane Group, Inc.), Medley Opportunity Fund II LP, Mark Curry, Brian McGowan, Vincent Ney, and John Doe entities and individuals, filed June 29, 2018 and amended July 26, 2018, in the United States District Court for the Eastern District of Pennsylvania, as Case No. 2:18- cv-2747 (the “Pennsylvania Class Action”). On

October 26, 2020, Medley Opportunity Fund II LP and Medley Capital Corporation were served with a new complaint in a putative class action lawsuit captioned Charles P. McDaniel v. Mark Curry, American Web Loan, Inc., Red Stone, Inc., Medley

Opportunity Fund II LP, and Medley Capital Corporation, filed October 22, 2020, in the Circuit Court of Ohio County, West Virginia, as Case No. 20-C169 (the “West Virginia Class Action”)(together with the Virginia Class Actions and the Pennsylvania Class Action, the “Class Action Complaints”). The case was then removed to the United States District Court for the Northern District of West Virginia on December 15, 2020.

The plaintiffs in the Class Action Complaints filed their putative class actions alleging claims under the Racketeer Influenced and Corrupt Organizations Act, and various other claims arising out of the alleged payday lending activities of American Web Loan. The claims against Medley Opportunity Fund II LP, Medley LLC, Medley Capital Corporation, Medley Management, Inc., Medley Group, LLC, Brook Taube, and Seth Taube (in Class Action 1, as amended); Medley Opportunity Fund II LP and Medley Capital Corporation (in Class Action 2 and Class Action 3); Medley Opportunity Fund II LP (in the Pennsylvania Class Action); and Medley Opportunity Fund II LP and Medley Capital Corporation (in the West Virginia Class Action), allege that those defendants in each respective action exercised control over, or improperly derived income from, and/or obtained an improper interest in, American Web Loan’s payday lending activities as a result of a loan to American Web Loan. The plaintiff in the West Virginia Class Action Complaint filed his putative class action alleging claims arising West Virginia state law’s regulating interest rates and other fees in connection with consumer lending activities.

The loan was made by Medley Opportunity Fund II LP in 2011. American Web Loan repaid the loan from Medley Opportunity Fund II LP in full in February of 2015, more than 1 year and 10 months prior to any of the loans allegedly made by American Web Loan to the alleged class plaintiff representatives in Class Action 1. In Class Action 2, the alleged class representatives had not alleged when they received any loans from American Web Loan. In Class Action 3, the alleged class plaintiff representatives claim to have received loans from American Web Loan at various times from February 2015 through April 2018. In the Pennsylvania Class Action, the alleged class plaintiff representatives claim to have received loans from American Web Loan in 2017.In the West Virginia Class Action, the alleged class plaintiff representative claims to have received a loan from American Web Loan in 2018.

By orders dated August 7, 2018 and September 17, 2018, the Court presiding over the Virginia Class Actions consolidated those cases for all purposes. On October 12, 2018, Plaintiffs in Class Action 3 filed a notice of voluntary dismissal of all claims, and on October 29, 2018, Plaintiffs in Class Action 2 filed a notice of voluntary dismissal of all claims.

On April 16, 2020, the parties to Class Action 1 reached a settlement reflected in a Settlement Agreement (the “Settlement Agreement”) that has been publicly filed in Class Action 1 (ECF No. 414-1). The Settlement Agreement was subject to court approval. Between September 18, 2020 and September 21, 2020, eight (8) individuals (the “Objectors”) who are purported members of the nationwide settlement class contemplated by the Settlement Agreement filed objections to Plaintiffs’ motion for final approval of the Settlement Agreement.  On November 4, 2020, the Court presiding over Class Action 1 held a hearing on Plaintiffs’ motion for final approval of the Settlement Agreement.  On November 6, 2020, the Court presiding over Class Action 1 denied Plaintiffs’ motion for final approval of the Settlement Agreement, and ordered the parties to participate in mediation before U.S. District Judge David J. Novak in December, 2020.  On December 17, 2020, the parties to Class Action 1 and the Objectors participated in mediation before Judge Novak.  On January 20, 2021, the parties to Class Action 1 and the Objectors reached a revised agreement in principle.  The Parties to Class Action 1 and the Objectors intend to submit a revised Settlement Agreement to the Court presiding over Class Action 1 by March 31, 2021 for preliminary approval.

On October 29, 2020, the parties to the Pennsylvania Class Action reached a settlement pursuant to which AWL agreed to make a payment to the plaintiffs and to forgive loans that they owed AWL. The Medley Defendants obtained a full release and bore none of the settlement amount. On October 30, 2020, Plaintiffs in the Pennsylvania Class Action filed a Stipulation of Dismissal of all claims against all defendants with prejudice, and on November 2, 2020, the Court presiding over the Pennsylvania Class Action ordered Plaintiffs’ claims dismissed with prejudice.

On January 29, 2021, Plaintiff in the West Virginia Class Action filed a motion to stay proceedings to permit revision and final approval of a revised settlement agreement in Class Action 1, and also on January 29, 2020, the Court presiding over the West Virginia Class Action granted that motion and stayed the West Virginia Class Action. The Company believes the alleged claims asserted in the Class Action Complaints are without merit and they are defending these lawsuits vigorously.

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

For information regarding the Medley LLC Chapter 11 Case, see the discussion appearing in Item 1 of this Form 10-K under the caption “Voluntary filing Under Chapter 11 and Going Concern ” and in “Note 19, Subsequent Events” to our audited consolidated financial statements included in this Form 10-K.

Item 3A.    Information About Our Executive Officers

Medley Management Inc. (the “Manager”) is the managing member of Medley LLC. The Manager was incorporated as a Delaware corporation on June 13, 2014, and its sole asset is a controlling equity interest in Medley LLC. The Manager's day-to-day operations are conducted by the officers of the Company.

The following table sets forth certain information about our executive officers as of March 20, 2021.

Name	Age	Position
Brook Taube	51	Co-Chief Executive Officer and Co-Chairman of the Board of Directors
Seth Taube	51	Co-Chief Executive Officer and Co-Chairman of the Board of Directors
Richard T. Allorto, Jr.	49	Chief Financial Officer

Brook Taube, 51, co-founded Medley in 2006 and has served as our Co-Chief Executive Officer since then and as Co-Chairman of the Board of Directors of Medley Management Inc. since its formation. He has also served on the Board of Directors of Sierra Income Corporation since its inception in 2012. Prior to forming Medley, Mr. Taube was a Partner with CN Opportunity Fund, T3 Group, a principal and advisory firm focused on distressed asset and credit investments, and Griphon Capital Management. Mr. Taube began his career at Bankers Trust in leveraged finance in 1992. Mr. Taube received a B.A. from Harvard University.

Seth Taube, 51, co-founded Medley in 2006 and has served as our Co-Chief Executive Officer since then and as Co-Chairman of the Board of Directors of Medley Management Inc. since its formation. He has also served as Chief Executive Officer and Chairman of the Board of Directors of Sierra Income Corporation since its inception in 2012. Prior to forming Medley, Mr. Taube was a Partner with CN Opportunity Fund, T3 Group, a principal and advisory firm focused on distressed asset and credit investments, and Griphon Capital Management. Mr. Taube previously worked with Tiger Management and held positions with Morgan Stanley & Co. in the Investment Banking and Institutional Equity Divisions. Mr. Taube received a B.A. from Harvard University, an M. Litt. in Economics from St. Andrew’s University in Great Britain, where he was a Rotary Foundation Fellow, and an M.B.A. from the Wharton School at the University of Pennsylvania.

Richard T. Allorto, Jr., 49, has served as our Chief Financial Officer since July 2010. Mr. Allorto has also served as the Chief Financial Officer and Secretary Sierra Income Corporation. Prior to joining Medley, Mr. Allorto held various positions at GSC Group, Inc., a registered investment adviser, including, Chief Financial Officer of GSC Investment Corp, a business development company that was externally managed by GSC Group. Mr. Allorto began his career at Arthur Andersen in public accounting in 1994. Mr. Allorto is a licensed CPA and received a B.S. in Accounting from Seton Hall University.

Family Relationships of Directors and Executive Officers

Messrs. Brook and Seth Taube, each a Co-Chief Executive Officer and Co-Chairman of the Board of Directors, are brothers. There are no other family relationships among any of our directors or executive officers.

Item 4.     Mine Safety Disclosures

Not Applicable.

PART II.

Item 5. Market for Registrant;s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

There is no established public trading market for all class of our equity. Medley Management Inc. owns 100% of the voting interests in Medley LLC and 19.2% of the issued and outstanding LLC Units of Medley LLC. The remaining LLC Units (80.8%) are held by Brook Taube, Seth Taube and other members of senior management. The LLC Units do not have voting rights.

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

We derived the following selected consolidated financial data of Medley LLC as of December 31, 2020 and 2019 and for the years ended December 31, 2020, 2019 and 2018 from the audited consolidated financial statements included in this Form 10-K. The following selected consolidated statement of operations data for the years ended December 31, 2017 and 2016 and the selected financial condition data as of December 31, 2018 were derived from our audited consolidated financial statements not included in this Form 10-K.

Our business was organized as a partnership for tax purposes and is not subject to U.S. federal, state and local corporate income taxes. A provision for income taxes was made for certain entities that were subject to New York City's unincorporated business tax related to taxable income allocated to New York City.

Our historical results are not necessarily indicative of the results expected for any future period.

	For the Years Ended December 31,
	2020	2019	2018	2017	2016

	(Dollars in thousands)
Statement of Operations Data:
Revenues(1)
Management fees	$26,135	$39,473	$47,085	$58,104	$65,496
Performance fees	—	—	—	(1,974)	2,443
Other revenues and fees	7,867	9,703	10,503	9,201	8,111
Investment income (loss):
Carried Interest	337	819	142	230	(22)
Other investment loss	(1,087)	(1,154)	(1,221)	(528)	(87)
Total revenues	33,252	48,841	56,509	65,033	75,941

Expenses
Compensation and benefits(2)	21,520	28,925	31,666	26,558	27,481
General, administrative and other expenses	16,437	17,186	19,366	13,045	28,540
Total expenses	37,957	46,111	51,032	39,603	56,021

Other income (expense)
Dividend income	159	1,119	4,311	4,327	1,304
Interest expense	(10,487)	(11,497)	(10,806)	(11,855)	(9,226)
Other (expenses) income, net	(5,151)	(4,412)	(20,250)	1,361	(983)
Total other expenses, net	(15,479)	(14,790)	(26,745)	(6,167)	(8,905)
(Loss) income before income taxes	(20,184)	(12,060)	(21,268)	19,263	11,015
(Benefit from) provision for income taxes	(796)	3,559	(300)	596	464
Net (loss) income	(19,388)	(15,619)	(20,968)	18,667	10,551
Net income (loss) attributable to redeemable non-controlling interests and non-controlling interests in consolidated subsidiaries	226	(3,696)	(11,082)	6,718	2,549
Net (Loss) Income Attributable to Medley LLC	$(19,614)	$(11,923)	$(9,886)	$11,949	$8,002

	As of December 31,
	2020	2019	2018	2017	2016

	(Dollars in thousands)
Balance Sheet Data:
Assets
Cash and cash equivalents	$3,852	$10,377	$16,970	$36,215	$49,566
Restricted cash equivalents	—	—	—	—	4,897
Investments, at fair value	9,498	13,287	36,425	56,632	31,904
Management fees receivable	5,870	8,104	10,274	14,714	12,630
Performance fees receivable	—	—	—	2,987	4,961
Right-of-use assets under operating leases(3)	4,731	6,564	—	—	—
Other assets	8,246	9,727	14,145	15,493	17,004
Total assets	$32,197	$48,059	$77,814	$126,041	$120,962

Liabilities and Equity
Senior unsecured debt	$119,151	$118,382	$117,618	$116,892	$49,793
Loans payable	10,000	10,000	9,892	9,233	52,178
Due to former minority interest holder	7,022	8,145	11,402	—	—
Operating lease liabilities	6,019	8,267	—	—	—
Accounts payable, accrued expenses and other liabilities	24,622	21,886	26,444	24,415	37,178
Total liabilities	166,814	166,680	165,356	150,540	139,149

Redeemable Non-controlling Interests	—	(748)	23,186	53,741	30,805

Equity
Accumulated Other Comprehensive Income	—	—	—	(10,968)	166
Non-controlling interests in consolidated subsidiaries	(555)	(391)	(747)	(1,702)	(1,717)
Members' deficit	(134,062)	(117,482)	(109,981)	(65,570)	(47,441)
Total deficit	(134,617)	(117,873)	(110,728)	(78,240)	(48,992)
Total liabilities, redeemable non-controlling interests and equity	$32,197	$48,059	$77,814	$126,041	$120,962

(1)

On January 1, 2018, we adopted ASU 2014-9, Revenue from Contracts with Customers (Topic 606), and related amendments, which provide guidance for recognizing revenue from contracts with customers. We adopted ASU 2014-9 on a modified retrospective basis, and, as such, revenues presented prior to 2018 have not been adjusted to reflect the new revenue recognition guidance.

(2)

Performance fee compensation reported in the prior period has been reclassified to compensation and benefits to conform to the current period presentation in the consolidated statements of operations. This reclassification had no effect on the reported results of operations. The amount of performance fee compensation included in compensation and benefits for the years ended December 31, 2020, 2019, 2018, 2017 and 2016 were $0, $0, $0.5 million, ($0.9) million and ($0.3) million, respectively.

(3)

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our audited consolidated financial statements and related notes as of December 31, 2020 and 2019 and for the years ended December 31, 2020, 2019 and 2018 included in this Form 10-K.

Overview

We are an alternative asset management firm offering yield solutions to retail and institutional investors. We focus on credit-related investment strategies, primarily originating senior secured loans to private middle market companies in the U.S. that have revenues between $50 million and $1 billion. We generally hold these loans to maturity. Over the past 19 years, we have provided capital to over 450 companies across 35 industries in North America.

We manage one permanent capital vehicle, which is a BDC, as well as long-dated private funds and SMAs, focusing on senior secured credit.

•	Permanent capital vehicle: SIC has a total AUM of $0.7 billion as of December 31, 2020.
•	Long-dated private funds and SMAs: MOF II, MOF III, MOF III Offshore, MCOF, Aspect, Aspect B, SIC JV and SMAs, have a total AUM of $2.1 billion as of December 31, 2020.

As of December 31, 2020, we had $2.9 billion of AUM, $0.7 billion in a permanent capital vehicle and $2.1 billion in long-dated private funds and SMAs. Our AUM as of December 31, 2020 declined by 31% year-over-year which was driven primarily by: (i) the adoption by MCC of an internalized management structure, (ii) repayment of debt, (iii) distributions and (iv) changes in fund values. On November 18, 2020, the board of directors of MCC approved the adoption of an internalized management structure for MCC effective January 1, 2021. As a result of the implementation of MCC’s new management structure, the current Investment Management and Administration Agreements between MCC Advisors LLC and MCC expired in accordance with their respective terms on December 31, 2020. When referring to our aggregate AUM and fee earning AUM as of December 31, 2020, such amounts exclude the AUM and fee earning AUM of MCC as of December 31, 2020 as we no longer manage such assets effective January 1, 2021, and will no longer earn fees on such assets. Our compounded annual AUM growth rate from December 31, 2010 through December 31, 2019 was 11% and our compounded annual fee earning AUM growth rate was 4%, both of which have been driven in large part by the growth in our permanent capital vehicle. As of December 31, 2020, we had $1.3 billion of fee earning AUM which consisted of $0.7 billion in a permanent capital vehicle and $0.6 billion in long-dated private funds and SMAs. Typically, the investment periods of our institutional commitments range from 18 to 24 months and we expect our fee earning AUM to increase as capital commitments included in AUM are invested.

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

Credit structuring and active monitoring of the loan portfolios we manage are important success factors in our business, which can be adversely affected by difficult market and political conditions. We strive to adhere to a disciplined investment process that employs these principles with the goal of delivering strong risk-adjusted investment returns while protecting investor capital. We believe that our ability to structure and lead deals enables us to achieve these goals. In addition, the loans we manage generally have a contractual maturity of between three and seven years and are typically floating rate, which we believe positions our business well for rising interest rates.

The significant majority of our revenue is derived from management fees, which include base management fees earned on all of our investment products as well as Part I incentive fees earned from our permanent capital vehicle and certain of our long-dated private funds. Our base management fees are generally calculated based upon fee earning assets and paid quarterly in cash. Our Part I incentive fees are typically calculated based upon net investment income, subject to a hurdle rate, and are paid quarterly in cash.

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

We also may receive incentive fees related to realized capital gains in our permanent capital vehicle and certain of our long-dated private funds that we refer to as Part II incentive fees. Part II incentive fees are payable annually and are calculated at the end of each applicable year by subtracting the sum of cumulative realized capital losses and unrealized capital depreciation from cumulative aggregate realized capital gains. If the amount calculated is positive, then the Part II incentive fee for such year is equal to 20% of such amount, less the aggregate amount of Part II incentive fees paid in all prior years. If such amount is negative, then no Part II incentive fee will be payable for such year. As our investment strategy is focused on generating yield from senior secured credit, historically we have not generated Part II incentive fees.

For the year ended December 31, 2020, 80% of our revenues were generated from management fees and carried interest derived primarily from net interest income on senior secured loans.

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

Reorganization and Initial Public Offering

In connection with the IPO, Medley LLC amended and restated its limited liability agreement to modify its capital structure by reclassifying the 2,333,333 interests held by the pre-IPO members into a single new class of units (“LLC Units”). The pre-IPO members also entered into an exchange agreement under which they (or certain permitted transferees thereof) have the right, subject to the terms of an exchange agreement, to exchange their LLC Units for shares of Medley Management Inc.’s Class A common stock on a one-for-one basis, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications. In addition, pursuant to the amended and restated limited liability agreement, Medley Management Inc. became the sole managing member of Medley LLC. On January 19, 2021, pursuant to the terms of the Exchange Agreement, Medley Management Inc. issued to the pre-IPO members an aggregate of 2,343,686 shares of Class A Common Stock in exchange for an equivalent number of LLC Units, representing approximately 98% of the vested LLC Units.

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

On January 19, 2021, the pre-IPO members of Medley LLC exchanged an aggregate of approximately 98% of their vested LLC Units for shares of Class A Common Stock (collectively, the “Unit Exchange”). In total, MDLY issued to the pre-IPO members an aggregate of 2,343,686 shares of Class A Common Stock in exchange for an equivalent number of vested LLC Units held by the pre-IPO members. On January 15, 2021, all of the 293,163 restricted LLC units held by the pre-IPO members were cancelled and substituted with restricted stock units covering Class A Common Stock of MDLY on substantially equivalent terms as the restricted LLC units so cancelled (including vesting schedule). The remaining 49,999 LLC Units, excluding the LLC Units held by Medley Management Inc., are held by Freedom 2021 LLC, an entity controlled by one of the pre-IPO owners.

As a result of the Unit Exchange, MDLY’s total membership interest Medley LLC increased to approximately 98%. The Unit Exchange increased the number of outstanding shares of Class A Common Stock although the number of as-converted fully-diluted shares of the Company remained the same. The Unit Exchange did not result in a change in control of the Company, including for purposes of the Investment Advisers Act of 1940, as amended.

The diagram below depicts our organizational structure (excluding those operating subsidiaries with no material operations or assets) as of March 26, 2021:

Pre-IPO Owners
Public Shareholders
- 19.0% of voting power in Medley Management Inc.
Pre-IPO Owners
- 66.9% of voting power in Medley Management Inc.(1)
Medley Group LLC
- Class B common stock
- 14.1% of voting power in Medley Management Inc.(1)
- No economic rights
LLC Units
- No voting rights
- Exchangeable on 1 for 1 basis for shares of Class A common stock(2)
- 1.6% of outstanding LLC Units
- Class A Common Stock
- 100% of economic interests in Medley Management Inc.
Medley Management Inc.
Sole Managing Member and holds LLC Units
- 100% of voting power in Medley LLC
- 98.4% of outstanding LLC Units
Medley LLC
MCC Advisors LLC
SIC Advisors LLC
MOF III Management LLC
Medley (Aspect) Management LLC(4)
Medley SMA Advisors LLC
Medley GP Holdings LLC
MOF II Management LLC
MCOF Management LLC(3)
Medley Capital LLC
Medley GP LLC
MOF III GP LLC
MCOF GP LLC(6)
Medley (Aspect B) GP LLC
MOF II GP LLC(5)
MOF III Offshore GP LLC
Medley (Aspect) GP LLC(7)
Medley Caddo Investors LLC (8)
Medley Real D Investors LLC (10)
Medley Avantor Investors LLC (9)

(1)

Our pre-IPO owners control 66.9% of the voting power of Medley Management Inc. through Class A Common Stock held by entities controlled by the pre-IPO owners. The Class B common stock provides Medley Group LLC with a number of votes that is equal to 10 times the aggregate number of LLC Units held Freedom 2021, LLC, an entity controlled by one of the pre-IPO owners of Medley LLC. From and after the time that the Substantial Ownership Requirement is no longer satisfied, the Class B common stock will provide Medley Group LLC with a number of votes that is equal to the aggregate number of LLC Units held by Freedom 2021 LLC that does not itself hold shares of Class B common stock.

(2)

If Freedom 2021 LLC exchanged all of its LLC Units for shares of Class A common stock, it would hold 1.6% of the outstanding shares of Class A common stock, entitling it to an equivalent percentage of economic interests and voting power in Medley Management Inc., Medley Group LLC would hold no voting power or economic interests in Medley Management Inc. and Medley Management Inc. would hold 100% of outstanding LLC Units and 100% of the voting power in Medley LLC.

(3)	Medley LLC holds 95.5% of the Class B economic interests in MCOF Management LLC.

(4)	Medley LLC holds 96.5% of the Class B economic interests in Medley (Aspect) Management LLC.
(5)

Certain employees, former employees and former members of Medley LLC hold approximately 40.3% of the limited liability company interests in MOF II GP LLC, the entity that serves as general partner of MOF II, entitling the holders to share the carried interest earned from MOF II.

(6)	Medley GP Holdings LLC holds 95.5% of the Class B economic interests in MCOF GP LLC.
(7)	Medley GP Holdings LLC holds 96.5% of the Class B economic interests in Medley (Aspect) GP LLC.
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

(10)

Certain employees of Medley LLC hold approximately 69.9% of the limited liability company interests in Medley Real D Investors LLC, entitling the holders to share the carried earned from Medley Real D (Annuity) LLC.

Termination of Agreement and Plan of Merger

On July 29, 2019, we entered into the Amended and Restated Agreement and Plan of Merger, dated as of July 29, 2019 (the “Amended MDLY Merger Agreement”), by and among the Company, Sierra Income Corporation (“Sierra” of "SIC"), and Sierra Management, Inc., a wholly owned subsidiary of the Company (“Merger Sub”), pursuant to which we would have, on the terms and subject to the conditions set forth in the Amended MDLY Merger Agreement, merged with and into Merger Sub, with Merger Sub as the surviving company in the merger (the “MDLY Merger”). In addition, on July 29, 2019, Medley Capital Corporation (“MCC”) and Sierra entered into the Amended and Restated Agreement and Plan of Merger, dated as of July 29, 2019 (the “Amended MCC Merger Agreement”), by and between MCC and Sierra, pursuant to which MCC would have, on the terms and subject to the conditions set forth in the Amended MCC Merger Agreement, merged with and into Sierra, with Sierra as the surviving company in the merger (the “MCC Merger”).

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

Transaction expenses related to the MDLY Merger are included in general, administrative and other expenses and primarily consist of professional fees. Such expenses amounted to $4.7 million, $4.6 million and $3.8 million for the years ending December 31, 2020, 2019 and 2018, respectively.

On September 17, 2019 the staff of the Securities and Exchange Commission's Division of Enforcement (the "Staff") informed the Company that it was conducting an informal inquiry and requested the production and preservation of certain documents and records. The Company fully cooperated with the Staff's informal inquiry and began voluntarily providing the Staff with any requested documents. By letter dated December 18, 2019, the Staff advised the Company that a formal order of private investigation (the “Order”) had been issued and that the informal inquiry was now a formal investigation. The Order indicated that the investigation relates to Section 17(a) of the Securities Act of 1933, Section 10(b) of the Exchange Act of 1934 (the “Exchange Act”) and Rule 10b-5 thereunder, and Sections 206(1), 206(2), and 206(4) of the Investment Advisers Act of 1940, Rule 206(4)-8, Sections 13(a) and 14(a) of the Exchange Act and Rules 12b-20, 13a-1, 13a-11, 13a-13, and 14a-9 thereunder. MDLY continues to cooperate fully with the investigation.

The Company cannot predict the outcome of, or the timeframe for, the conclusion of this investigation. An adverse outcome could have a material effect on the Company's business, financial condition, or results of operations.

Trends Affecting Our Business

Our results of operations, including the fair value of our AUM, are affected by a variety of factors, including conditions in the global financial markets as well as economic and political environments, particularly in the U.S.

        During the year ended December 31, 2020, the domestic credit and equity markets exhibited significant volatility, primarily due to the impact of COVID-19. Across the lending spectrum, year over year loan issuances decreased, driven primarily by reduced merger and acquisition activity and increased volatility and uncertainty due to impacts from COVID-19. As our platform provides us the ability to lend across the capital structure and at varying interest rates, our firm may have access to a larger borrower subset during periods of heightened volatility

In addition to these macroeconomic trends and market factors, our future performance is dependent on our ability to attract new capital. We believe the following factors will influence our future performance:

•	The outcome of the Medley LLC Chapter 11 Case and the Regulatory Matter. Our ability to operate our business is dependent on the outcome of the Medley LLC Chapter 11 Case, including whether the Bankruptcy Court will confirm the Medley LLC Plan of Reorganization. We are cooperating with an SEC investigation as discussed in Note 12 to our consolidated financial statements included in this Form 10-K. We cannot predict the outcome of, or the timeframe for, the conclusion of this investigation. An adverse outcome could have a material effect on our business, financial condition, or results of operations.

•	The extent to which investors favor directly originated private credit investments. Our ability to attract additional capital is dependent on investors’ views of directly originated private credit investments relative to traditional assets. We believe fundraising efforts will continue to be impacted by certain fundamental asset management trends that include: (i) the importance of directly originated private credit investment strategies for institutional investors; (ii) demand for directly originated private credit investments from retail investors; (iii) recognition by the consultant channel, which serves endowment and pension fund investors, that directly originated private credit is an important component of asset allocation; (iv) increasing demand from insurance companies seeking alternatives to investing in the liquid credit markets; and (v) deleveraging of the global banking system, bank consolidation and increased bank regulatory requirements.

•

Our ability to generate strong, stable returns and retain investor capital throughout market cycles. The capital we are able to attract and retain drives the growth of our AUM, fee earning AUM and management fees. We believe we are well positioned to invest through market cycles given our AUM is in either a permanent capital vehicle or long-dated private funds and SMAs.

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

•

The attractiveness of our product offering to investors. We expect defined contribution plans, retail investors, public institutional investors, pension funds, endowments, sovereign wealth funds and insurance companies to maintain or increase exposure to directly originated private credit investment products to seek differentiated returns and current yield. Our permanent capital vehicle and long-dated private funds and SMAs may benefit from this demand by offering institutional and retail investors the ability to invest in our private credit investment strategy. We believe that the breadth, diversity and number of investment vehicles we offer allow us to maximize our reach with investors.

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

•

Part I Incentive Fees. We also include Part I incentive fees that we receive from our permanent capital vehicle and certain of our long-dated private funds in management fees. Part I incentive fees are paid quarterly, in cash, and are driven primarily by net interest income on senior secured loans. We are primarily an asset manager of yield-oriented products and our incentive fees are primarily derived from spread income rather than trading or capital gains. In addition, we also carefully manage interest rate risk. We are generally positioned to benefit from a raising rate environment, which should benefit fees paid to us from our vehicles and funds.

•

Part II Incentive Fees. For our permanent capital vehicle and certain of our long-dated private funds, Part II incentive fees generally represent 20.0% of each fund’s cumulative realized capital gains (net of realized capital losses and unrealized capital depreciation). We have not received these fees historically, and do not expect such fees to be material in the future given our focus on senior secured lending.

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

Carried interest received in prior periods may be required to be returned by us in future periods if the funds’ investment performance declines below certain levels. Each fund is considered separately in this regard and, for a given fund, carried interest can never be negative over the life of a fund. If upon a hypothetical liquidation of a fund’s investments, at their then current fair values, previously recognized and distributed carried interest would be required to be returned, a liability is established for the potential clawback obligation. During the year ended December 31, 2020, the Company received a carried interest distribution of $0.6 million from one of its managed funds. In addition to the receipt of this distribution, the Company received a carried interest distribution of $0.3 million from one of its managed funds during 2019, which has been fully liquidated as of December 31, 2020. Prior to the receipt of these distributions, the Company had received tax distributions related to the Company’s allocation of net income, which included an allocation of carried interest. Pursuant to the organizational documents of each respective fund, a portion of these tax distributions may be subject to clawback. As of December 31, 2020 and 2019, we have accrued $7.2 million for clawback obligations that would need to be paid if the funds were liquidated at fair value as of the end of the reporting period. Our actual obligation, however, would not become payable or realized until the end of a fund’s life.

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

Guaranteed payments made to our senior professionals who are members of Medley LLC are recognized as compensation expense. The guaranteed payments to our Co-Chief Executive Officers are performance based and periodically set subject to maximums based on our total assets under management. For each of the Co-Chief Executive Officers such maximums aggregated to $1.5 million for the year ended December 31, 2020 and $2.5 million for each of the years ending December 31, 2019 and 2018. During the year ended December 31, 2020, the Company's Co-Chief Executive Officers received guaranteed payments in the aggregate of  $0.8 million. Bonuses to the Company's Co-Chief Executive Officers aggregated to $0.2 million for the year ended December 31, 2020. During the years ended December 31, 2019 and 2018, neither of the Company’s Co-Chief Executive Officers received any guaranteed payments or bonuses.

General, Administrative and Other Expenses. General and administrative expenses include costs primarily related to professional services, office rent, depreciation and amortization, general insurance, recruiting, travel and related expenses, information technology, communication and information services and other general operating items.

Other Income (Expense)

Dividend Income. Dividend income consists of dividends associated with our investment in SIC and, prior to April 2019,  both SIC and MCC. Dividends are recognized on an accrual basis to the extent that such amounts are declared and expected to be collected.

Interest Expense. Interest expense consists primarily of interest expense relating to debt incurred by us.

Other (Income) Expenses, Net. Other income (expenses), net consists primarily of expenses associated with our revenue share payable and, prior to December 2019, unrealized gains (losses) from our investment in shares of MCC.

Provision for (Benefit from) Income Taxes. We are treated as a partnership for income tax purposes and are therefore not subject to U.S. federal, state and local corporate income taxes. The Company is subject to New York City’s unincorporated business tax on its attributable to taxable income allocable to New York City.

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

Our private funds are closed-end funds, and accordingly do not permit investors to redeem their interests other than in limited circumstances that are beyond our control, such as instances in which retaining the limited partnership interest could cause the limited partner to violate a law, regulation or rule. In addition, SMAs for a single investor may allow such investor to terminate the investment management agreement at the discretion of the investor pursuant to the terms of the applicable documents. We manage assets for SIC, which is a BDC. The capital managed by SIC is permanently committed to this funds and cannot be redeemed by investors.

Managing Business Performance

Non-GAAP Financial Information

In addition to analyzing our results on a GAAP basis, management also makes operating decisions and assesses business performance based on the financial and operating metrics and data that are presented without the consolidation of any fund(s). Core Net Income, and Core EBITDA are non-GAAP financial measures that are used by management to assess the performance of our business. There are limitations associated with the use of non-GAAP financial measures as compared to the use of the most directly comparable U.S. GAAP financial measure and these measures supplement and should be considered in addition to and not in lieu of the results of operations discussed further under "Results of Operations,’’ which are prepared in accordance with U.S. GAAP. Furthermore, such measures may be inconsistent with measures presented by other companies. For a reconciliation of these measures to the most comparable measure in accordance with U.S. GAAP, see "Reconciliation of Certain Non-GAAP Performance Measures to Consolidated U.S. GAAP Financial Measures.’’

Core Net Income. Core Net Income is an income measure that is used by management to assess the performance of our business through the removal of non-core items, as well as non-recurring expenses associated with MDLY's IPO. It is calculated by adjusting net income (loss) attributable to Medley LLC to exclude reimbursable expenses associated with the launch of funds, amortization of stock-based compensation expense associated with grants of restricted stock units at the time of MDLY's IPO, expenses associated with strategic initiatives and other non-core items and the income tax impact of these adjustments.

Core Earnings Before Interest, Income Taxes, Depreciation and Amortization (Core EBITDA). Core EBITDA is an income measure also used by management to assess the performance of our business. Core EBITDA is calculated as Core Net Income before interest expense, income taxes, depreciation and amortization.

Key Performance Indicators

When we review our performance we focus on the indicators described below:

	For the Years Ended December 31,
	2020	2019	2018

	(dollars in thousands, except AUM, share and per share amounts)
Consolidated Financial Data:
Net (loss) income attributable to Medley LLC	$(19.614)	$(11,923)	$(9,886)

Non-GAAP Data:
Core Net (Loss) Income	$(12.699)	$(5,060)	$4,615
Core EBITDA	$(2,053)	$10,946	$17,977

Other Data (at period end, in millions):
AUM	$2,859	$4,122	$4,712
Fee Earning AUM	$1,325	$2,138	$2,785

AUM

AUM refers to the assets of our funds. We view AUM as a metric to measure our investment and fundraising performance as it reflects assets generally at fair value plus available uncalled capital. For our funds, our AUM equals the sum of the following:

•	Gross asset values or NAV of such funds;

•	the drawn and undrawn debt (at the fund-level, including amounts subject to restrictions); and

•	uncalled committed capital (including commitments to funds that have yet to commence their investment periods).

The below table provides the roll forward of AUM from December 31, 2017 to December 31, 2020

				% of AUM
	Permanent Capital Vehicles	Long-dated Private Funds and SMAs	Total	Permanent Capital Vehicles	Long-dated Private Funds and SMAs

	(Dollars in millions)
Ending balance, December 31, 2017	$2,337	$2,861	$5,198	45%	55%
Commitments (1)	(210)	116	(94)
Distributions (3)	(107)	(144)	(251)
Change in fund value (4)	(103)	(38)	(141)
Ending balance, December 31, 2018	$1,917	$2,795	$4,712	41%	59%
Commitments (1)	(48)	6	(42)
Capital reduction (2)	(135)	—	(135)
Distributions (3)	(67)	(173)	(240)
Change in fund value (4)	(119)	(54)	(173)
Ending balance, December 31, 2019	$1,548	$2,574	$4,122	38%	62%
Commitments (1)	(153)	(12)	(165)
Capital reduction (2)	(540)	(288)	(828)
Distributions (3)	(24)	(101)	(125)
Change in fund value (4)	(117)	(28)	(145)
Ending balance, December 31, 2020	$714	$2,145	$2,859	25%	75%

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

AUM decreased by $1.3 billion to $2.9 billion as of December 31, 2020 compared to December 31, 2019. Our permanent capital vehicles decreased AUM by $834.0 million as of December 31, 2020 and our long-dated private funds and SMAs decreased AUM by $429.0 million as of December 31, 2020 in each case as compared with December 31, 2019.

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

Components of Fee Earning AUM

	As of December 31,
	2020	2019

	(in millions)
Fee earning AUM based on gross asset value	$678	$1,361
Fee earning AUM based on invested capital, NAV or capital commitments	647	777
Total fee earning AUM	$1,325	$2,138

As of December 31, 2020, fee earning AUM based on gross asset value decreased by $683.0 million, compared to December 31, 2019. The decrease was primarily due to capital reductions resulting from debt repayments, distributions and changes in fund value.

As of December 31, 2020, fee earning AUM based on invested capital, NAV or capital commitments decreased by $130.0 million compared to December 31, 2019. The decrease was primarily due to the return of portfolio investment capital to the respective fund.

The table below presents the roll forward of fee earning AUM from December 31, 2017 to December 31, 2020.

				% of Fee Earning AUM
	Permanent Capital Vehicles	Long-dated Private Funds and SMAs	Total	Permanent Capital Vehicles	Long-dated Private Funds and SMAs

	(Dollars in millions)
Ending balance, December 31, 2017	$2,090	$1,068	$3,158	66%	34%
Commitments (1)	(137)	237	100
Distributions (3)	(107)	(159)	(266)
Change in fund value (4)	(103)	(104)	(207)
Ending balance, December 31, 2018	$1,743	$1,042	$2,785	63%	37%
Commitments (1)	(66)	113	47
Capital reduction(2)	(135)	—	(135)
Distributions (3)	(67)	(293)	(360)
Change in fund value (4)	(114)	(85)	(199)
Ending balance, December 31, 2019	$1,361	$777	$2,138	64%	36%
Commitments (1)	(126)	92	(34)
Capital reduction(2)	(412)	—	(412)
Distributions (3)	(24)	(157)	(181)
Change in fund value (4)	(121)	(65)	(186)
Ending balance, December 31, 2020	$678	$647	$1,325	51%	49%

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

Total fee earning AUM decreased by $813.0 million, or 38%, to $1.3 billion as of December 31, 2020 compared to December 31, 2019, due primarily to distributions, debt repayments representing capital reductions and changes in fund value.

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

Sierra Income Corporation (SIC)

We launched SIC, our first public non-traded permanent capital vehicle, in April 2012. SIC primarily focuses on direct lending to middle market borrowers in the United States. Since inception, we have provided capital for a total of 474 investments and have invested a total of $2.6 billion. As of December 31, 2020, fee earning AUM was $678 million. The performance for SIC as of December 31, 2020 is summarized below:

Annualized Net Total Return(1)	1.4%
Annualized Realized Losses on Invested Capital	1.6%
Average Recovery(3)	57.1%

Medley Opportunity Fund II LP (MOF II)

MOF II is a long-dated private investment fund that we launched in December 2010. MOF II lends to middle market private borrowers, with a focus on providing senior secured loans. Since inception, we have provided capital for a total of 87 investments and have invested a total of $979 million. As of December 31, 2020, fee earning AUM was $64 million. MOF II is currently fully invested and actively managing its assets. The performance for MOF II as of December 31, 2020 is summarized below:

Gross Portfolio Internal Rate of Return(4):	5.0%
Net Investor Internal Rate of Return(5):	1.2%
Annualized Realized Losses on Invested Capital:	3.5%
Average Recovery(3):	40.8%

Medley Opportunity Fund III LP (MOF III)

MOF III is a long-dated private investment fund that we launched in December 2014. MOF III lends to middle market private borrowers in the U.S., with a focus on providing senior secured loans. Since inception, we have provided capital for a total of 55 investments and have invested a total of $228 million. As of December 31, 2020, fee earning AUM was $51 million. The performance for MOF III as of December 31, 2020 is summarized below:

Gross Portfolio Internal Rate of Return(4):	8.2%
Net Investor Internal Rate of Return(5):	4.5%
Annualized Realized Losses on Invested Capital:	0.4%
Average Recovery:	41.1%

Separately Managed Accounts (SMAs)

In the case of our separately managed accounts, the investor, rather than us, may control the assets or investment vehicle that holds or has custody of the related investments. Certain subsidiaries of Medley LLC serve as the investment adviser for our SMAs. Since inception, we have provided capital for a total of 253 investments and have invested a total of $1.4 billion. As of December 31, 2020, fee earning AUM in our SMAs was $428 million. The aggregate performance of our SMAs as of December 31, 2020 is summarized below:

Gross Portfolio Internal Rate of Return(4):	6.6%
Net Investor Internal Rate of Return(6):	5.2%
Annualized Realized Losses on Invested Capital:	1.0%
Average Recovery(3):	34.0%

Other Long-Dated Private Funds

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

The performance of Aspect, Aspect-B, MCOF and MOF III Offshore as of December 31, 2020 is not meaningful given the funds' limited capital invested to date.

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

(3)

For MOF II, MOF III, and SMAs, the Gross Internal Rate of Return represents the cumulative investment performance from inception of each respective fund through December 31, 2020. The Gross Internal Rate of Return includes both realized and unrealized investments and excludes the impact of base management fees, incentive fees and other fund related expenses. For realized investments, the investment returns were calculated based on the actual cash outflows and inflows for each respective investment and include all interest, principal and fee note repayments, dividends and transactions fees, if applicable. For unrealized investments, the investment returns were calculated based on the actual cash outflows and inflows for each respective investment and include all interest, principal and fee note repayments, dividends and transactions fees, if applicable. The investment return assumes that the remaining unrealized portion of the investment is realized at the investment’s most recent fair value, as calculated in accordance with GAAP. There can be no assurance that the investments will be realized at these fair values and actual results may differ significantly.

(4)

Net Internal Rate of Return for MOF II and MOF III was calculated net of all management fees and carried interest allocation since inception and was computed based on the actual dates of capital contributions and the ending aggregate partners’ capital at the end of the period.

(5)

Net Internal Rate of Return for our SMAs was calculated using the Gross Internal Rate of Return, as described in note 4, and includes the actual management fees, incentive fees and general fund related expenses.

Results of Operations

The following table and discussion sets forth information regarding our consolidated results of operations for the years ended December 31, 2020, 2019 and 2018. The consolidated financial statements of Medley have been prepared on substantially the same basis for all historical periods presented.

	For the Years Ended December 31,
	2020	2019	2018

	(Amounts in thousands, except AUM data)
Revenues
Management fees (includes Part I incentive fees of $0, $176 and $0 for the years ending in 2020, 2019 and 2018, respectively)	$26,135	$39,473	$47,085
Other revenues and fees	7,867	9,703	10,503
Investment income:
Carried interest	337	819	142
Other investment loss, net	(1,087)	(1,154)	(1,221)
Total Revenues	33,252	48,841	56,509

Expenses
Compensation and benefits	21,520	28,925	31,666
General, administrative and other expenses	16,437	17,186	19,366
Total Expenses	37,957	46,111	51,032

Other Income (Expense)
Dividend income	159	1,119	4,311
Interest expense	(10,487)	(11,497)	(10,806)
Other expenses, net	(5,151)	(4,412)	(20,250)
Total expenses, net	(15,479)	(14,790)	(26,745)
Loss before income taxes	(20,184)	(12,060)	(21,268)
(Benefit from) provision for income taxes	(796)	3,559	(300)
Net Loss	(19,388)	(15,619)	(20,968)
Net income (loss) attributable to redeemable non-controlling interests and non-controlling interests in consolidated subsidiaries	226	(3,696)	(11,082)
Net Loss Attributable to Medley LLC	$(19,614)	$(11,923)	$(9,886)

Other data (at period end, in millions):
AUM	$2,859	$4,122	$4,712
Fee earning AUM	$1,325	$2,138	$2,785

Year Ended December 31, 2020 Compared to Year Ended December 31, 2019

Revenues

Management Fees. Total management fees decreased by $13.4 million, or 34%, to $26.1 million during the year ended December 31, 2020 as compared to the year ended December 31, 2019.

•	Our management fees from permanent capital vehicles decreased by $10.3 million, or 38%, during the year ended December 31, 2020 as compared to the same period in 2019. The decrease was due primarily to lower base management fees from both SIC and MCC as a result of a decrease in fee earning assets under management driven by a reduction in leverage and changes in fund values, which was mainly driven by a decline in portfolio valuations. The decline in management fees was also due in part to $0.7 million of expenses recorded under an Expense Support Agreement we entered into with MCC on June 12, 2020, as these expenses are reported as a reduction to management fees for the year ended December 31, 2020.

•

Our management fees from long-dated private funds and SMAs decreased by $3.1 million, or 25%, during the year ended December 31, 2020 as compared to 2019. The decrease was due primarily to lower base management fees as a result of a decrease in fee earning assets under management driven by investment realizations, distributions and changes in fund value.

Other Revenues and Fees. Other revenues and fees decreased by $1.8 million, or 19%, to $7.9 million during the year ended December 30, 2020 as compared to the same period in 2019. The decrease was due primarily to lower administration fees for services provided to our permanent capital vehicles as well a decline in loan closing fees.

Investment Income (Loss). Investment loss, net increased by approximately $0.4 million to a net investment loss of $0.8 million during the year ended December 31, 2020 compared to the same period in 2019. The increase in investment loss was due primarily to a decrease in carried interest earned during 2020 as compared to 2019.

Expenses

Compensation and Benefits. Compensation and benefits expenses decreased by $7.4 million, or 26%, to $21.5 million for the year ended December 31, 2020 as compared to the same period in 2019. The decrease was due primarily to a decrease in average employee headcount, stock compensation and a reduction in discretionary bonuses, offset in part, by an increase in severance expense.

General, Administrative and Other Expenses. General, administrative and other expenses decreased by $0.7 million, or 4%, to $16.4 million during the year ended December 31, 2020 compared to the same period in 2019. The decrease was due primarily to lower travel, office expense and expenses associated with our previously consolidated fund in 2019 of $0.4 million. This decrease was offset in part by an increase in professional fees, primarily driven by costs associated with our terminated merger with Sierra, costs associated with our debt restructuring and regulatory matter.

Other Income (Expense)

 Dividend Income. Dividend income decreased by $1.0 million to $0.2 million during the year ended December 31, 2020 compared to the same period in 2019. The decrease was due to us no longer holding any shares of MCC in 2020 and SIC temporary suspending its dividend for the periods commencing April 1, 2020 through September 30, 2020.

Interest Expense. Interest expense decreased by $1.0 million, or 9%, to $10.5 million during the year ended December 31, 2020 compared to the same period in 2019. The decrease was due primarily to SIC temporary suspending its dividend effective April 1, 2020 through September 30, 2020, resulting in lower interest being due on our non-recourse promissory notes. Interest on the promissory notes is paid monthly and is equal, in part, to the dividends received by us related to the pledged shares of SIC.

Other Income (Expenses), net. Other expenses, net increased by $0.7 million to $5.1 million during the year ended December 31, 2020 compared to the same period in 2019. This increase was due primarily to the revaluation of our revenue share payable during the year ended December 31, 2020, offset in part by a $4.1 million unrealized loss on MCC shares recorded during the year ended December 31, 2019. During the year ended December 31, 2020, we did not hold any shares of MCC, and as a result there were no unrealized gains or losses recorded in that period.

Provision for Income Taxes

Our effective income tax rate was 3.9% and 29.5% for the years ended December 31, 2020 and 2019, respectively. Our tax rate is affected by recurring items, such as permanent differences and income allocated to certain redeemable non-controlling interests, which ae not subject to New York City's unincorporated business tax. Our effective tax rate is also impacted by discrete items that may occur in any given period, but are not consistent from period to period.

Redeemable Non-Controlling Interests and Non-Controlling Interests in Consolidated Subsidiaries

Net income attributable to redeemable non-controlling interests and non-controlling interests in consolidated subsidiaries increased by $3.9 million to $0.2 million for the year ended December 31, 2020 as compared to the same period 2019. The increase was due primarily to the allocation of unrealized losses on shares of MCC to one of our redeemable non-controlling interests, based on its preferred ownership interests held in one of our consolidated subsidiaries during the year ended December 31, 2019, whose interests were redeemed in April 2020.

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

General, Administrative and Other Expenses. General, administrative and other expenses decreased by $2.2 million, or 11%, to $17.2 million during the year ended December 31, 2019 compared to the same period in 2018. The decrease was due primarily to a $1.0 million decrease in expenses associated with our consolidated fund, STRF, and a $0.7 million decrease in professional fees. The reduction in expenses associated with STRF is primarily attributed to the amortization of its deferred offering costs in 2018 as well as reductions in fund accounting and administration expenses. The reduction in professional fees is primarily driven by the timing and nature of services being provided in connection with our pending merger with Sierra.

Other Income (Expense)

Dividend Income. Dividend income decreased by $3.2 million to $1.1 million during the year ended December 31, 2019 compared to 2018. The decrease was due to a reduction in dividend income from our investment in shares of MCC.

Interest Expense. Interest expense increased by $0.7 million, or 6%, to $11.5 million during the year ended December 31, 2019 compared to 2018. The increase was due primarily to an interest expense associated with our former minority interest holder liability, which was entered into on December 31, 2018.

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

Net income (loss) attributable to Medley Management Inc. and non-controlling interests in Medley LLC is the U.S. GAAP financial measure most comparable to Core Net Income and Core EBITDA.

The following table is a reconciliation of net income (loss) attributable to Medley LLC on a consolidated basis to Core Net Income and Core EBITDA.

	For the Years Ended December 31,
	2020	2019	2018
	(in thousands, except share and per share amounts)
Net (loss) income attributable to Medley LLC	$(19,614)	$(11,923)	$927
Reimbursable fund startup expenses	1	290	1,483
IPO date award stock-based compensation	—	777	1,446
Expenses associated with strategic initiatives	4,928	4,556	4,833
Other non-core items:
Unrealized (gains) losses on shares of MCC	—	(70)	3,543
Severance expense	2,103	1,558	2,730
Other (1)	120	—	1,967
Income tax expense on adjustments	(237)	(248)	(1,501)
Core Net Income (Loss)	$(12,699)	$(5,060)	$4,615
Interest expense	10,487	11,497	10,806
Income taxes	(559)	3,807	1,760
Depreciation and amortization	718	702	796
Core EBITDA	$(2,053)	$10,946	$17,977

(1)

For the year ended December 31, 2020, other items consist primarily of impairment loss on one of our investments. For the year ended December 31, 2018, other items consist primarily of expenses related to the consolidation of our business activities to our New York office.

Liquidity and Capital Resources

Our primary cash flow activities involve generating cash flow from operations, which largely includes management fees; and interest payments and repayments on our outstanding debt. As of December 31, 2020, we had $3.9 million in cash and cash equivalents. Our material source of cash from our operations is management fees, which are collected quarterly. Market conditions resulting from the continuing COVID-19 pandemic may impact our liquidity, as management fees may be impacted by declines or write downs in valuations, a slowdown or decline in deployment, or our ability to fund raise.

On the Petition Date, Medley LLC commenced a voluntary case under chapter 11 of title 11 of the United States Code in the United States Bankruptcy Court for the District of Delaware. This Chapter 11 case is captioned In re: Medley LLC, Case No. 21-10526 (KBO). Medley LLC is the only entity that has filed for Chapter 11 protection, Medley Management Inc. and the other affiliated adviser entities are not filing any bankruptcy petitions. Medley LLC will continue to operate its business as “debtor-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court. To ensure its ability to continue operating in the ordinary course of business, Medley LLC has filed with the Bankruptcy Court motions seeking a variety of “first day” relief, including authority to continue utilizing and maintaining its existing cash management system.

In connection with the Medley LLC Chapter 11 Case, Medley LLC filed with the Bankruptcy court a proposed Medley LLC Plan of Reorganization and a proposed Disclosure Statement related thereto (the “Disclosure Statement”). Medley LLC intends to seek the Bankruptcy Court’s approval of the Disclosure Statement and confirmation of the Plan. Refer to Note 20, Subsequent Events, to our consolidated financial statements for additional information. Our ability to continue as a going concern is contingent upon, among other things, our ability to, subject to the approval by the Bankruptcy Court, implement a plan of reorganization, emerge from the chapter 11 proceedings and generate sufficient liquidity following the reorganization to meet our obligations. Although management believes that our reorganization through the Medley LLC Chapter 11 proceedings will appropriately position us upon emergence, the commencement of these proceedings constituted an event of default that accelerates the obligations under the Company's senior unsecured debt. Any efforts to enforce payment obligations under the senior unsecured debt are automatically stayed as a result of the filing of the Chapter 11 Case and the holders’ rights of enforcement with respect to the senior unsecured debt are subject to the applicable provisions of the Bankruptcy Code.

We primarily use cash flows from operations to pay compensation and benefits, general, administrative and other expenses, federal, state and local corporate income taxes.

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

As of December 31, 2020, the outstanding senior unsecured debt balance was $118.4 million, and is reflected net of unamortized discount, premium and debt issuance costs of $4.2 million.

On February 1, 2021, Medley LLC did not pay the approximately $1.3 million quarterly interest payment due on such date in respect of Medley LLC’s 2024 Notes. The indentures governing the 2024 Notes afforded Medley LLC the benefit of a 30-day grace period (through March 3, 2021) which must elapse before a missed interest payment may be treated as an event of default under the terms of the 2024 Notes. On February 16, 2021, Medley LLC did not pay the approximately $0.9 million quarterly interest payment due on such date in respect of Medley LLC’s 2026 Notes. The indentures governing the 2026 Notes afforded Medley LLC the benefit of a 30-day grace period (through March 18, 2021) which must elapse before a missed interest payment may be treated as an event of default under the terms of the 2026 Notes.

The commencement of Medley LLC's Chapter 11 Case constitutes an event of default that accelerates the obligations under the above-referenced indentures governing the 2024 Notes and the 2026 Notes. Any efforts to enforce payment obligations under the 2024 Notes and the 2026 Notes are automatically stayed as a result of the filing of the Medley LLC Chapter 11 Case and the holders’ rights of enforcement with respect to the senior unsecured debt are subject to the applicable provisions of the Bankruptcy Code.

See Note 8, "Senior Unsecured Debt" and Note 20, Subsequent Events, to our consolidated financial statements included in this Form 10-K for additional information on the 2026 and the 2024 Notes.

Non-Recourse Promissory Notes

In April 2012, we borrowed $5.0 million under a non-recourse promissory note with a foundation, and $5.0 million under a non-recourse promissory note with a trust. These notes are scheduled to mature on June 30, 2021.

See Note 9 "Loans Payable" to our consolidated financial statements included in this Form 10-K for additional information regarding the promissory notes.

Cash Flows

The significant captions and amounts from our consolidated statements of cash flows are summarized below. Negative amounts represent a net outflow, or use of cash.

	For the Years Ended December 31,
	2020	2019	2018

	(in thousands)
Statements of cash flows data
Net cash (used in) provided by operating activities	$(3,007)	$2,213	$15,572
Net cash (used in) provided by investing activities	(460)	93	(1,594)
Net cash (used in) provided by financing activities	(3,058)	(8,899)	(33,223)
Net decrease in cash and cash equivalents	$(6,525)	$(6,593)	$(19,245)

Operating Activities

Our net cash outflow from operating activities was $3.0 million during the year ended December 31, 2020. During the year ended December 31, 2020, net cash used in operating activities was attributed to a net loss of $19.6 million, non-cash adjustments of $10.7 million and a net increase in operating assets and liabilities of $5.9 million.

Investing Activities

Our investing activities generally reflect cash used to acquire fixed assets, purchase investments, and make capital contributions to our equity method investments. Cash provided by our investing activities generally reflect return of capital distributions received from our investment held at cost less impairment. During the year ended December 31, 2020, cash used in investing activities was attributed to a decrease in cash a result of the deconsolidation of STRF whose cash balance as of the date of deconsolidation was $0.4 million.

Financing Activities

Our financing activities generally reflect cash used to make distributions to non-controlling interests and redeemable non-controlling interests, make principal payments on our debt and make payments of tax withholdings related to net share settlement of restricted stock units. During the year ended December 31, 2020, cash used in financing activities consisted of (i) distributions to non-controlling interests and redeemable non-controlling interests of $0.8 million, (ii) payments to a former minority interest holder of $1.9 million and (iii) payments of tax withholdings related to net share settlement of restricted stock units of $0.3 million.

Sources and Uses of Liquidity

As a result of the commencement of Medley LLC's Chapter 11 Case, the payment of Medley LLC's pre-petition liabilities is subject to compromise or other treatment pursuant to a plan of reorganization. Such liabilities include the Company's senior unsecured debt and amounts due to former minority interest holder. The determination of how these liabilities will ultimately be settled or treated cannot be made until the Bankruptcy Court confirms a Chapter 11 plan of reorganization and such plan becomes effective.

Our sources of liquidity are (i) cash on hand, (ii) net working capital, (iii) cash flows from operations, and (iv) realizations on our investments. Over the next twelve months, we expect that our cash and liquidity needs will continue to be met by cash generated by our ongoing operations. Although there can be no assurances that Medley LLC will obtain the Bankruptcy Court’s approval of the Disclosure Statement and/or confirmation of the Medley LLC Plan of Reorganization, or that if the plan is approved, that the reorganization of Medley LLC will be successfully implemented as contemplated by the Medley LLC Plan of Reorganization. As a result, substantial doubt about our ability to continue as a going concern exists in light of Medley LLC's Chapter 11 Case. Our ability to continue as a going concern is contingent upon, among other things, our ability to, subject to the approval by the Bankruptcy Court, implement a plan of reorganization, emerge from the chapter 11 proceedings and generate sufficient liquidity following the reorganization to meet our obligations.

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

Medley LLC and its subsidiaries are subject to New York City’s unincorporated business tax, which are reflected in our  consolidated financial statements included in this Form 10-K. Medley LLC and its subsidiaries are not subject to federal, state and local corporate income taxes since all income, gains and losses are passed through to its members. However, Medley LLC and its subsidiaries are subject to New York City’s unincorporated business tax, which is included in our provision for income taxes.

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

Contractual Obligations

The following table sets forth information relating to our contractual obligations as of December 31, 2020.

	Less than 1 year	1 - 3 years	4 - 5 years	More than 5 years	Total
	(in thousands)
Medley Obligations
Operating lease obligations (1)	$3,288	$4,265	$—	$—	$7,553
Loans payable (2)	10,000	—	—	—	10,000
Senior unsecured debt (3)	—	—	69,000	53,595	122,595
Payable to former minority interest holder of SIC Advisors LLC (Note 10)	2,700	5,000	—	—	7,700
Revenue share payable	746	1,049	563	4,336	6,694
Capital commitments to funds (4)	256	—	—	—	256
Total	$16,990	$10,314	$69,563	$57,931	$154,798

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

Indemnifications

In the normal course of business, we enter into contracts that contain indemnities for our affiliates, persons acting on our behalf or such affiliates and third parties. The terms of the indemnities vary from contract to contract and the maximum exposure under these arrangements, if any, cannot be determined and has neither been recorded in our consolidated financial statements. As of December 31, 2020, we have not had prior claims or losses pursuant to these contracts and expect the risk of loss to be remote.

Contingent Obligations

The partnership documents governing our funds generally include a clawback provision that, if triggered, may give rise to a contingent obligation that may require the general partner to return amounts to the fund for distribution to investors. Therefore, carried interest, generally, is subject to reversal in the event that the funds incur future losses. These losses are limited to the extent of the cumulative carried interest recognized in income to date, net of a portion of taxes paid. Due in part to our investment performance and the fact that our carried interest is generally determined on a liquidation basis, as of December 31, 2020, we accrued $7.2 million for clawback obligations that would need to be paid had the funds been liquidated as of that date. There can be no assurance that we will not incur additional clawback obligations in the future. If all of the existing investments were valued at $0, the amount of cumulative carried interest that has been recognized would be reversed. We believe that the possibility of all of the existing investments becoming worthless is remote. At December 31, 2020, had we assumed all existing investments were valued at $0, the net amount of carried interest subject to additional reversal would have been approximately $0.7 million.

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

As such, based on an incremental 10% short-term increase in fair value of the investments in our permanent capital vehicles, long-dated private funds and SMAs as of December 31, 2020, we calculated approximately a 1.6 million increase in management fees for the year ended December 31, 2020. In the case of a 10% short-term decline in fair value of the investments in our permanent capital, long-dated funds and SMAs as of December 31, 2020, we calculated approximately a $2.1 million decrease in management fees for the year ended December 31, 2020.

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

We have not recognized any performance fees for the years ended December 31, 2020 and 2019. As such, we would not be impacted by an incremental 10% short-term increase or decrease in fair value of the investments in our separately management accounts.

Effect on Part I and Part II Incentive Fees

Incentive fees are based on certain specific hurdle rates as defined in SIC's applicable investment management agreements. The Part II incentive fees are based upon realized gains netted against cumulative realized and unrealized losses. The Part I incentive fees are not subject to clawbacks as our carried interest performance fees are.

Short-term changes in the fair values of the investments of SIC may materially impact Part II incentive fees depending on the respective vehicle's performance relative to applicable hurdles to the extent there were realized gains that we would otherwise earn Part II incentive fees on.

As such, based on an incremental 10% short-term increase in fair value of the investments in SIC as of December 31, 2020, we calculated no change in Part I and II incentive fees for the year ended December 31, 2020. In the case of a 10% short-term decline in fair value of the investments in SIC as of December 31, 2020, we calculated no change in Part I and II incentive fees for the year ended December 31, 2020.

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

As such, based on an incremental 10% short-term increase in fair value of the investments in our long-dated private funds as of December 31, 2020, we calculated approximately a $0.4 million increase in carried interest for the year ended December 31, 2020. In the case of a 10% short-term decline in fair value of investments in our long-dated private funds as of December 31, 2020, we calculated approximately a $0.6 million decrease in carried interest for the year ended December 31, 2020.

Interest Rate Risk

As of December 31, 2020, we had $136.2 million of debt outstanding, net of unamortized discount, premium, and issuance costs, presented as senior unsecured debt, loans payable and amount due to former minority interest holder in our audited financial statements included elsewhere in this Form 10-K. Our debt bears interest at fixed rates, and therefore is not subject to interest rate fluctuation risk.

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Members and Board of Directors of Medley LLC

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Medley LLC and its subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, changes in equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations, and its total liabilities exceed its total assets. Subsequent to December 31, 2020, the Company has defaulted on certain debt instruments, resulting in the Company filing for bankruptcy. These events or conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical matters.

/s/ RSM US LLP

We have served as the Company's auditor since 2014.

New York, New York

March 31, 2021

Medley LLC

Consolidated Balance Sheets

(Dollars in thousands)

	As of December 31,
	2020	2019
Assets
Cash and cash equivalents	$3,852	$10,377
Investments, at fair value	9,498	13,287
Management fees receivable	5,870	8,104
Right-of-use assets under operating leases	4,731	6,564
Other assets	8,246	9,727
Total Assets	$32,197	$48,059

Liabilities, Redeemable Non-controlling Interests and Members' Deficit
Liabilities
Senior unsecured debt, net	$119,151	$118,382
Loans payable	10,000	10,000
Due to former minority interest holder, net	7,022	8,145
Operating lease liabilities	6,019	8,267
Accounts payable, accrued expenses and other liabilities	24,622	21,886
Total Liabilities	166,814	166,680

Commitments and Contingencies (Note 12)

Redeemable Non-controlling Interests	—	(748)

Members' Deficit
Members' Capital	(134,062)	(117,482)
Non-controlling interests in consolidated subsidiaries	(555)	(391)
Total deficit	(134,617)	(117,873)
Total Liabilities, Redeemable Non-controlling Interests and Members' Deficit	$32,197	$48,059

See accompanying notes to consolidated financial statements

Medley LLC

Consolidated Statements of Operations

(Dollars in thousands)

	For the Years Ended December 31,
	2020	2019	2018
Revenues
Management fees (includes Part I incentive fees of $0, $176 and $0 for the years ending in 2020, 2019 and 2018, respectively)	$26,135	$39,473	$47,085
Other revenues and fees	7,867	9,703	10,503
Investment income:
Carried interest	337	819	142
Other investment loss, net	(1,087)	(1,154)	(1,221)
Total Revenues	33,252	48,841	56,509

Expenses
Compensation and benefits	21,520	28,925	31,666
General, administrative and other expenses	16,437	17,186	19,366
Total Expenses	37,957	46,111	51,032

Other Income (Expenses)
Dividend income	159	1,119	4,311
Interest expense	(10,487)	(11,497)	(10,806)
Other expenses, net	(5,151)	(4,412)	(20,250)
Total expenses, net	(15,479)	(14,790)	(26,745)
Loss before income taxes	(20,184)	(12,060)	(21,268)
(Benefit from) provision for income taxes	(796)	3,559	(300)
Net Loss	(19,388)	(15,619)	(20,968)
Net income (loss) attributable to redeemable non-controlling interests and non-controlling interests in consolidated subsidiaries	226	(3,696)	(11,082)
Net Loss Attributable to Medley LLC	$(19,614)	$(11,923)	$(9,886)

See accompanying notes to consolidated financial statements

Medley LLC

Consolidated Statements of Changes in Equity

(Dollars in thousands)

	Members' Deficit	Accumulated Other Comprehensive Loss	Non-controlling Interests in Consolidated Subsidiaries	Total Deficit
Balance at December 31, 2017	$(65,570)	$(10,968)	$(1,702)	$(78,240)
Cumulative effect of accounting change due to the adoption of the new revenue recognition standard (Note 2)	(3,599)	—	—	(3,599)
Cumulative effect of accounting change due to the adoption of updated guidance on equity securities not accounted for under the equity method of accounting and the tax effects stranded in other comprehensive loss as a result of tax reform (Note 2)	(10,968)	10,968	—	—
Net (loss) income	(9,886)	—	279	(9,607)
Reclass of cumulative dividends on forfeited restricted stock units to compensation and benefits expense	98	—	—	98
Contributions	5,404	—	2	5,406
Distributions	(26,425)	—	—	(26,425)
Issuance of non-controlling interest in consolidated subsidiaries at fair value	—	—	674	674
Fair value adjustment to redeemable non-controlling interest in SIC Advisors LLC (Note 16)	965	—	—	965
Balance at December 31, 2018	(109,981)	—	(747)	(110,728)
Net (loss) income	(11,923)	—	579	(11,344)
Reclass of cumulative dividends on forfeited restricted stock units to compensation and benefits expense	343	—	—	343
Contributions	5,423	—	—	5,423
Distributions	(972)	—	(223)	(1,195)
Recognition of deferred tax asset in connection with the acquisition of a minority interest holder's ownership interests in a consolidated subsidiary (Note 14)	440	—	—	440
Fair value adjustment to redeemable non-controlling interest in Medley Seed Fund I LLC and Medley Seed Funding II LLC (Note 16)	(812)	—	—	(812)
Balance at December 31, 2019	(117,482)	—	(391)	(117,873)

See accompanying notes to consolidated financial statements

Medley LLC

Consolidated Statements of Changes in Equity

(Dollars in thousands)

		Accumulated Other	Non- controlling Interests in
	Members' Deficit	Comprehensive Loss	Consolidated Subsidiaries	Total Deficit
Balance at December 31, 2019	$(117,482)	$—	$(391)	$(117,873)
Net (loss) income	(19,614)	—	230	(19,384)
Contributions	3,812	—	—	3,812
Distributions	(401)	—	(394)	(795)
Fair value adjustment to redeemable non-controlling interests (Note 16)	(752)	—	—	(752)
Reclassification of cumulative dividends on forfeited restricted stock units to compensation and benefits expense	375	—	—	375
Balance at December 31, 2020	$(134,062)	$—	$(555)	$(134,617)

See accompanying notes to consolidated financial statements

Medley LLC

Consolidated Statements of Cash Flows

(Dollars in thousands)

	For the Years Ended December 31,
	2020	2019	2018
Cash flows from operating activities
Net loss	$(19,388)	$(15,619)	$(20,968)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Stock-based compensation	4,150	7,222	5,404
Amortization of debt issuance costs	693	754	741
Accretion of debt discount	878	1,297	667
Provision for (benefit from) deferred taxes	—	3,524	(1,162)
Depreciation and amortization	717	702	1,076
Net change in unrealized depreciation on investments	1,059	5,287	20,900
Non-cash based performance fee compensation	—	—	619
Loss (income) from equity method investments	6	(482)	6
Reclassification of cumulative dividends paid on forfeited restricted stock units to compensation and benefits expense	375	343	98
Non-cash lease costs	2,432	2,434	—
Other non-cash amounts	330	178	146
Changes in operating assets and liabilities:
Management fees receivable	2,234	2,170	4,440
Distributions of income received from equity method investments	1,464	1,211	691
Purchase of investments	—	(706)	(1,861)
Sale of investments	95	1,111	1,920
Other assets	777	(258)	794
Operating lease liabilities	(2,847)	(2,725)	—
Accounts payable, accrued expenses and other liabilities	4,018	(4,230)	2,061
Net cash (used in) provided by operating activities	(3,007)	2,213	15,572
Cash flows from investing activities
Purchases of fixed assets	(16)	(126)	(56)
Distributions received from investment held at cost less impairment	27	222	-90
Decrease in cash resulting from the deconsolidation of STRF	(471)	—	—
Capital contributions to equity method investments	—	(3)	(1,538)
Net cash (used in) provided by investing activities	(460)	93	(1,594)
Cash flows from financing activities
Payments to former minority interest holder	(1,925)	(4,375)	(847)
Capital contributions from non-controlling interests	—	—	2
Distributions to non-controlling interests and redeemable non-controlling interests	(795)	(4,524)	(32,378)
Payments of tax withholdings related to net share settlement of restricted stock units	(338)	—	—
Net cash used in financing activities	(3,058)	(8,899)	(33,223)
Net decrease in cash and cash equivalents	(6,525)	(6,593)	(19,245)
Cash and cash equivalents, beginning of period	10,377	16,970	36,215
Cash and cash equivalents, end of period	$3,852	$10,377	$16,970

See accompanying notes to consolidated financial statements

Medley LLC

Consolidated Statements of Cash Flows

(Dollars in thousands)

	For the Years Ended December 31,
	2020	2019	2018
Supplemental cash flow information
Interest paid	$8,901	$9,446	$9,396
Income taxes paid	19	143	955
Supplemental disclosure of non-cash operating, investing and financing activities
Fair value adjustment to redeemable non-controlling interest in STRF Advisors LLC (Note 16)	$752	$—	$—
Recognition of right-of-use assets under operating leases upon adoption of new leasing standard	—	8,233	—
Recognition of operating lease liabilities arising from obtaining right-of-use assets under operating leases upon adoption of new leasing standard	—	10,229	—
Distribution of shares of MCC incurred in connection with the exercise of a put option right by a former minority interest holder (Notes 11 and 16)	—	(16,498)	—
Recognition of deferred tax asset in connection with the acquisition of a minority interest holder's ownership interests in a consolidated subsidiary of Medley LLC	—	440	—
Reclassification of redeemable non-controlling interest in Medley Seed Funding I LLC and Medley Seed Funding II LLC to accounts payable, accrued expenses and other liabilities, including fair value adjustment of $812 (Note 16)	—	(18,109)	—
Net deferred tax impact on cumulative effect of accounting change due to the adoption of the new revenue recognition standard	—	—	(125)
Reclassification of the income tax impact on cumulative effect of accounting change due to the adoption of accounting standards update 2016-01	—	—	649
Reclassification of the income tax impact of the Tax Cuts and Jobs Act on items within accumulated other comprehensive loss to retained earnings due to the early adoption of accounting standards update 2018-02	—	—	207
Reclassification of redeemable non-controlling interest in SIC Advisors LLC, including fair value adjustment of $965 (Note 16)	—	—	(12,275)

See accompanying notes to consolidated financial statements

Medley LLC

Notes to Consolidated Financial Statements

1. ORGANIZATION AND BASIS OF PRESENTATION

Medley LLC is an alternative asset management firm offering yield solutions to retail and institutional investors. The Company's national direct origination franchise provides capital to the middle market in the United States of America. Medley provides investment management services to permanent capital vehicles, long-dated private funds and separately managed accounts and serves as the general partner to the private funds, which are generally organized as pass-through entities. Medley LLC and its consolidated subsidiaries (collectively “Medley” or the “Company”) is headquartered in New York City.

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

 Medley LLC Reorganization

In connection with the IPO of Medley Management Inc. ("MDLY"), Medley LLC amended and restated its limited liability agreement to modify its capital structure by reclassifying the 2,333,333 interests held by the pre-IPO members into a single new class of units (“LLC Units”). The pre-IPO members also entered into an exchange agreement under which they (or certain permitted transferees thereof) have the right, subject to the terms of an exchange agreement, to exchange their LLC Units for shares of Medley Management Inc.’s Class A common stock on a one-for-one basis, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications. In addition, pursuant to the amended and restated limited liability agreement, Medley Management Inc. became the sole managing member of Medley LLC.

Termination of Agreement and Plan of Merger

   On July 29, 2019, MDLY entered into the Amended and Restated Agreement and Plan of Merger, dated as of July 29, 2019 (the “Amended MDLY Merger Agreement”), by and among MDLY, Sierra Income Corporation (“Sierra” or “SIC”), and Sierra Management, Inc., a wholly owned subsidiary of Sierra (“Merger Sub”), pursuant to which MDLY would have, on the terms and subject to the conditions set forth in the Amended MDLY Merger Agreement, merged with and into Merger Sub, with Merger Sub as the surviving company in the merger (the “MDLY Merger”). In addition, on July 29, 2019, Medley Capital Corporation (“MCC”) and Sierra entered into the Amended and Restated Agreement and Plan of Merger, dated as of July 29, 2019 (the “Amended MCC Merger Agreement”), by and between MCC and Sierra, pursuant to which MCC would have, on the terms and subject to the conditions set forth in the Amended MCC Merger Agreement, merged with and into Sierra, with Sierra as the surviving company in the merger (the “MCC Merger”).

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

Medley LLC

Notes to Consolidated Financial Statements

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

Transaction expenses related to the MDLY Merger are included in general, administrative and other expenses and primarily consist of professional fees. Such expenses amounted to $4.7 million, $4.6 million and $3.8 million for the years ending December 31, 2020, 2019 and 2018, respectively.

Liquidity and Going Concern

The accompanying consolidated financial statements have been prepared on the basis that the Company will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. At December 31, 2020, the Company had total liabilities of $166.8 million, total assets of $32.2 million and a stockholders deficit of $134.6 million. During the year ended December 31, 2020 the Company incurred a net loss of $19.4 million, had net cash outflows from operating activities of $3.0 million, net cash outflows from investing activities of $0.5 million and net cash outflows from financing activities of $3.1 million. The Company’s cash balance at December 21, 2020 was $3.9 million. These conditions indicate that there is substantial doubt about the Company’s ability to continue as a going concern within one year after the financial statement issuance date for the year ended December 31, 2020.

As further described in Note 19, Subsequent Events,  on March 7, 2021 (the “Petition Date”), Medley LLC commenced a voluntary case (the “Chapter 11 Case”) under chapter 11 of title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). The Medley LLC Chapter 11 Case is captioned In re: Medley LLC, Case No. 21-10526 (KBO). Medley LLC is the only entity that has filed for Chapter 11 protection, Medley Management Inc. and the other affiliated adviser entities are not filing any bankruptcy petitions. Medley LLC will continue to operate its business as “debtor-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court. To ensure its ability to continue operating in the ordinary course of business, Medley LLC has filed with the Bankruptcy Court motions seeking a variety of “first day” relief, including authority to continue utilizing and maintaining its existing cash management system.

The commencement of the Medley LLC Chapter 11 Case constitutes an event of default that accelerates the obligations under the Company's senior unsecured debt. Any efforts to enforce payment obligations under the senior unsecured debt are automatically stayed as a result of the filing of the Medley LLC Chapter 11 Case and the holders’ rights of enforcement with respect to the senior unsecured debt are subject to the applicable provisions of the Bankruptcy Code. In connection with the Medley LLC Chapter 11 Case, Medley LLC filed with the Bankruptcy court a proposed Plan of Reorganization (the "Medley LLC Plan of Reorganization”) and a proposed Disclosure Statement related thereto (the “Disclosure Statement”). Medley LLC intends to seek the Bankruptcy Court’s approval of the Disclosure Statement and confirmation of the Medley LLC Plan of Reorganization. There can be no assurances that Medley LLC will obtain the Bankruptcy Court’s approval of the Disclosure Statement and/or confirmation of the Medley LLC Plan of Reorganization, or that if the plan is approved, that the reorganization of Medley LLC will be successfully implemented as contemplated by the Medley LLC Plan of Reorganization. As a result, the Company has concluded that management’s plans do not alleviate substantial doubt about the Company’s ability to continue as a going concern.

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

Medley LLC

Notes to Consolidated Financial Statements

Consolidated Variable Interest Entities

As of December 31, 2020, Medley LLC had four subsidiaries, Medley Caddo Investors Holdings 1LLC, Medley Avantor Investors LLC, Medley Cloverleaf Investors LLC and Medley Real D Investors LLC, which are consolidated VIEs. Each of these entities was organized as a limited liability company and was legally formed to either manage a designated fund or to strategically invest capital as well as isolate business risk. As of December 31, 2020, total assets and total liabilities, after eliminating entries, of these VIEs reflected in the consolidated balance sheets were $0.9 million and less than $0.1 million, respectively. As of December 31, 2019, Medley LLC had seven majority owned subsidiaries, Medley Seed Funding I LLC, Medley Seed Funding II LLC, STRF Advisors LLC, Medley Caddo Investors Holdings 1 LLC, Medley Avantor Investors LLC, Medley Cloverleaf Investors LLC and Medley Real D Investors LLC. As of December 31, 2019, total assets and total liabilities, after eliminating entries, of these VIEs reflected in the consolidated balance sheets were $1.2 million and less than $0.1 million, respectively. Except to the extent of the assets of these VIEs that are consolidated, the holders of the consolidated VIEs’ liabilities generally do not have recourse to the Company.

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

The Company seed funded $2.1 million to Sierra Total Return Fund ("STRF"), which commenced investment operations in June 2017. Since inception through April 6, 2020, the date of deconsolidation, the Company owned 100% of the equity of STRF and, as such, consolidates STRF in its consolidated financial statements.

The condensed balance sheet of STRF as of December 31, 2019 is presented in the table below.

As of December 31,
2019
(in thousands)

Assets
Cash and cash equivalents	$682
Investments, at fair value	1,441
Other assets	29
Total assets	$2,152
Liabilities and Equity
Accounts payable, accrued expenses and other liabilities	$342
Equity	1,810
Total liabilities and equity	$2,152

As of December 31, 2019, the Company's consolidated balance sheet reflects the elimination of $0.2 million of other assets and $1.8 million of equity as a result of the consolidation of STRF.  During the years ended December 31, 2020, 2019, and 2018 this fund did not generate any significant income or losses from operations.

In connection with the exercise of DB Med Investors put option right in October 2019, as further discussed in Notes 11 and 17 to these consolidated financial statements, STRF filed an application with the Securities and Exchange Commission ("SEC") on December 26, 2019, and an amendment on February 24, 2020, requesting an order under section 8(f) of the Investment Company Act of 1940 (the "Act") declaring that it had ceased to be an investment company. On March 25, 2020, the SEC ordered, under the Act, that STRF's application registration under the Act shall forthwith cease to be in effect. All shares of STRF held by the Company were transferred to DB Med Investors as well as $0.1 million of remaining cash held by Medley Seed Funding II LLC on April 6, 2020, in full satisfaction of the liability due to DB Med Investors (Note 11). As a result of the transfer of STRF shares to DB Med Investors, the Company no longer consolidates STRF in its consolidated financial statements for periods subsequent to April 6, 2020.

The condensed balance sheet of STRF as of April 6, 2020, the date of deconsolidation, is presented in the table below.

As of April 6,
2020
(in thousands)

Assets
Cash and cash equivalents	$471
Investments, at fair value	1,016
Other assets	76
Total assets	$1,563
Liabilities and Equity
Accounts payable, accrued expenses and other liabilities	$39
Equity	1,524
Total liabilities and equity	$1,563

Medley LLC

Notes to Consolidated Financial Statements

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

As of December 31, 2020, the Company recorded investments, at fair value, attributed to these non-consolidated VIEs of $2.0 million, receivables of $0.5 million included as a component of other assets and a clawback obligation of $7.2 million included as a component of accounts payable, accrued expenses and other liabilities on the Company’s consolidated balance sheets. As of December 31, 2019, the Company recorded investments, at fair value, attributed to non-consolidated VIEs of $3.0 million, receivables of $1.3 million included as a component of other assets and a clawback obligation of $7.2 million included as a component of accounts payable, accrued expenses and other liabilities on the Company’s consolidated balance sheets. As of December 31, 2020, the Company’s maximum exposure to losses from these entities is $2.5 million.

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

Cash and Cash Equivalents

Cash and cash equivalents include liquid investments in money market funds and demand deposits. The Company had cash balances with financial institutions in excess of Federal Deposit Insurance Corporation insured limits as of December 31, 2020 and 2019. The Company monitors the credit standing of these financial institutions and has not experienced, and has no expectations of experiencing, any losses with respect to such balances.

Medley LLC

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

Investments may also include publicly traded common stock. The Company measures the fair value of its publicly traded common stock at the quoted market price on the primary market or exchange on which the underlying shares trade. Any realized gains (losses) from the sale of investments and unrealized appreciation (depreciation) resulting from changes in fair value are recorded in other income (expense), net on the Company's consolidated statements of Operations.

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

Fixed Assets

Fixed assets consist primarily of furniture and fixtures, computer equipment, and leasehold improvements and are recorded at cost, less accumulated depreciation and amortization. The Company calculates depreciation expense for furniture and fixtures, and computer equipment using the straight-line method over the estimated useful life used for the respective assets, which generally ranges from three to seven years. Amortization of leasehold improvements is provided on a straight-line basis over the shorter of the remaining term of the underlying lease or estimated useful life of the improvement. Useful lives of leasehold improvements range from three to eight years. Expenditures for major additions and improvements are capitalized, while minor replacements, maintenance and repairs are charged to expense as incurred. When property is retired or otherwise disposed of, the cost and accumulated depreciation are removed from accounts and any resulting gain or loss is reflected in Other income (expense), net on the Company's consolidated statements of operations.

Debt Issuance Costs

Debt issuance costs represent direct costs incurred in obtaining financing and are amortized over the term of the underlying debt using the effective interest method. Debt issuance costs associated with the Company’s senior unsecured debt are presented as a direct reduction in the carrying value of such debt, consistent with the presentation of debt discount. Amortization of debt issuance costs is included as a component of interest expense on the Company's consolidated statement of operations.

Medley LLC

Notes to Consolidated Financial Statements

Revenues

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

Medley LLC

Notes to Consolidated Financial Statements

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

Carried interest received in prior periods may be required to be returned by the Company in future periods if the funds’ investment performance declines below certain levels. Each fund is considered separately in this regard and, for a given fund, carried interest can never be negative over the life of a fund. If upon a hypothetical liquidation of a fund’s investments, at their then current fair values, previously recognized and distributed carried interest would be required to be returned, a liability is established for the potential clawback obligation. During the year ended December 31, 2020, the Company received a carried interest distribution of $0.6 million from one of its managed funds. In addition to the receipt of this distributions, the Company received a carried interest distribution of $0.3 million from one of its managed funds during 2019, which had been fully liquidated as of December 31, 2019. Prior to the receipt of these these distributions, the Company has also received tax distributions related to the Company’s allocation of net income, which included an allocation of carried interest. Pursuant to the organizational documents of each respective fund, a portion of these tax distributions may be subject to clawback. As of December 31, 2020 and 2019, the Company had accrued $7.2 million for clawback obligations that would need to be paid if the funds were liquidated at fair value as of the end of the reporting period. The Company’s actual obligation, however, would not become payable or realized until the end of a fund’s life.

For the years ended December 31, 2020, 2019 and 2018, the Company's reversal of previously recognized carried interest were not in excess of $0.1 million.

Investment Income (loss) - Other

Other investment income (loss) is comprised of unrealized appreciation (depreciation) resulting from changes in fair value of the Company's equity method investments in addition to the income and expense allocations from such investments.

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

F-14

Medley LLC

Notes to Consolidated Financial Statements

Recently Issued Accounting Pronouncements Adopted as of January 1, 2020

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement. This ASU modifies the disclosure requirements in Topic 820, Fair Value Measurement, by removing certain disclosure requirements related to the fair value hierarchy, modifying existing disclosure requirements related to measurement uncertainty, and adding new disclosure requirements. This ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted. The Company adopted this ASU effective January 1, 2020. The adoption of this ASU did not have a material impact on the Company's consolidated financial statements.

In August 2018, the FASB issued ASU 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (a consensus of the FASB Emerging Issues Task Force). This ASU aligns the accounting for costs incurred to implement a cloud computing arrangement that is a service arrangement with the guidance on capitalizing costs associated with developing or obtaining internal-use software. It addresses when costs should be capitalized rather than expensed, the term to use when amortizing capitalized costs, and how to evaluate the unamortized portion of these capitalized implementation costs for impairment. This ASU also includes guidance on how to present implementation costs in the financial statements and creates additional disclosure requirements. The accounting for the service element of a hosting arrangement that is a service contract is not affected by these amendments. Early adoption is permitted and can be applied either retrospectively or prospectively. The Company adopted this ASU on January 1, 2020 and has applied this new ASU on a prospective basis. The adoption of this ASU did not have a material impact on the Company's consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The guidance in this ASU clarifies and amends existing guidance. It is effective for public entities for annual reporting periods beginning after December 15, 2020 and interim periods within those reporting periods, with early adoption permitted. The Company adopted this guidance on January 1, 2020. The adoption of this ASU did not have a material impact on the Company's consolidated financial statements.

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

Medley LLC

Notes to Consolidated Financial Statements

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

Medley LLC

Notes to Consolidated Financial Statements

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

Revenue by Category

The following table presents the Company's revenue from contracts with customers disaggregated by type of customer for the years ended December 31, 2020, 2019 and 2018:

	Permanent Capital Vehicles	Long-dated Private Funds	SMAs	Other	Total
	(in thousands)
For the year ended December 31, 2020
Management fees	$16,988	$4,623	$4,524	$—	$26,135
Other revenues and fees	5,297	—	—	2,570	7,867
Total revenues from contracts with customers	$22,285	$4,623	$4,524	$2,570	$34,002

For the year ended December 31, 2019
Management fees	$27,208	$6,641	$5,624	$—	$39,473
Other revenues and fees	6,325	—	—	3,378	9,703
Total revenues from contracts with customers	$33,533	$6,641	$5,624	$3,378	$49,176

For the year ended December 31, 2018
Management fees	$32,471	$8,122	$6,492	$—	$47,085
Other revenues and fees	6,895	—	—	3,608	10,503
Total revenues from contracts with customers	$39,366	$8,122	$6,492	$3,608	$57,588

Management fees in the table above are presented net of expense support payments under an expense support agreement entered into by the Company and MCC which became effective on June 1, 2020 (See Note 13). During the year ended December 31, 2020 such expense support payments were $0.7 million. In determining whether the expenses under the expense support agreement should be recorded on a gross or net basis on its consolidated statements of operations the Company followed the contract modification guidance in ASC 606. As the expense support agreement changes the existing enforceable rights and obligations of the parties to the original contract, the expense support agreement represents an agreed-upon change in the transaction price, and as such, is presented on a net basis within management fees on the Company's consolidated statement of operations.

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

These contract liabilities are reported as deferred revenue within accounts payable, accrued expenses and other liabilities on the Company's consolidated balance sheets and amounted to $0.4 million and $0.2 million as of December 31, 2020 and 2019, respectively. The Company recognized revenue from amounts included in deferred revenue of $0.5 million for the year ended December 31, 2020 and $0.7 million for each of the years ended December 31, 2019 and 2018, and received cash deposits of $0.7 million, $0.5 million and $0.8 million for the years ended December 31, 2020, 2019 and 2018, respectively.

The Company did not have any contract assets as of December 31, 2020 and 2019.

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

Medley LLC

Notes to Consolidated Financial Statements

4. INVESTMENTS

Investments consist of the following:

	As of December 31,
	2020	2019
	(in thousands)
Equity method investments, at fair value	$9,450	$11,650
Investment held at cost less impairment	48	196
Investments of consolidated fund	—	1,441
Total investments, at fair value	$9,498	$13,287

Equity Method Investments

Medley measures the carrying value of its public non-traded equity method investment in Sierra, a related party, at NAV per share. Unrealized appreciation (depreciation) resulting from changes in NAV per share is reflected as a component of other investment loss, net on the Company's consolidated statements of operations. The carrying value of the Company’s privately-held equity method investments is determined based on the amounts invested by the Company plus the equity in earnings or losses of the investee allocated based on the respective underlying agreements, less distributions received.

The Company evaluates its equity method investments for impairment whenever events or changes in circumstances indicate that the carrying amounts of such investments may not be recoverable. There were no impairment losses recorded during the years ended December 31, 2020, 2019 and 2018.

The Company's equity method investment in shares of Sierra were $5.7 million and $6.4 million as of December 31, 2020 and 2019, respectively. The remaining balance as of December 31, 2020 and 2019 relates primarily to the Company’s investments in Medley Opportunity Fund II, LP (“MOF II”), Medley Opportunity Fund III LP (“MOF III”), Medley Opportunity Fund Offshore III LP (“MOF III Offshore”) and Aspect-Medley Investment Platform B LP (“Aspect B”).

For performance fees earned which represent a capital allocation to the general partner or investment manager, the Company accounts for them under the equity method of accounting. As of December 31, 2020 and 2019, the balance due to the Company for such performance fees was $0.7 million and $0.9 million, respectively. Revenues associated with these performance fees are classified as carried interest within investment income on the Company's consolidated statements of operations.

The entities in which the Company's investments are accounted for under the equity method are considered to be related parties.

Investment Held at Cost Less Impairment

The Company measures its investment in CK Pearl Fund, LP at cost less impairment, adjusted for observable price changes for an identical or similar investment of the same issuer as well as any distributions received during the period. The carrying amount of this investment was less than $0.1 million and $0.2 million as of December 31, 2020 and 2019, respectively. The Company performs a quantitative and qualitative assessment at each reporting date to determine whether the investment is impaired and an impairment loss equal to the difference between the carrying value and fair value is recorded within other income (expenses), net on the Company's consolidated statement of operations if an impairment has been determined. During each of the years ended December 31, 2020 and 2019, the Company recorded a $0.1 million impairment loss on its investment in CK Pearl, which is included as a component of other expense, net on the consolidated statements of operations. There were no impairment losses recorded during the year ended December 31,  2018.

Medley LLC

Notes to Consolidated Financial Statements

Investments of consolidated fund

 As of December 31, 2019, Medley measured the carrying value of investments held by its consolidated fund, which consisted of $0.2 million of equity investments and $1.3 million of senior secured loans. There were no investments of consolidated fund as of December 31, 2020, as a result of the deconsolidation of STRF on April 6, 2020.

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

The following table provides summarized balance sheet information for the Company's equity method investees, as of December 31, 2020 and 2019.

	As of December 31,
	2020	2019
	(in thousands)
Balance Sheet Data
Investments, at fair value	$810,196	$1,020,709
Cash	102,312	255,738
Other assets	12,108	37,139
Total assets	$924,616	$1,313,586

Debt	$151,201	$338,988
Other liabilities	10,447	13,775
Total liabilities	161,648	352,763

Net assets	$762,968	$960,823

The following table provides summarized income statement information for the Company's equity method investees, for the years ended December 31, 2020, 2019 and 2018.

	For the Years Ended December 31,
	2020	2019	2018
	(in thousands)
Summary of Operations
Total revenues	$65,850	$110,877	$142,431
Total expenses	57,986	59,684	64,339
Net realized and unrealized gain/(loss) on investments	(102,717)	(104,228)	(131,554)
Net income (loss)	$(94,853)	$(53,035)	$(53,462)

Medley LLC

Notes to Consolidated Financial Statements

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

There were no financial assets or liabilities at fair value as of December 31, 2020 due to the deconsolidation of STRF and settlement of the amounts due to DB Med Investors in April 2020.

The following tables summarize the fair value hierarchy of the Company's financial assets and liabilities measured at fair value:

	As of December 31, 2019
	Level I	Level II	Level III	Total
	(in thousands)
Assets
Investments of consolidated fund	$110	$—	$1,331	$1,441
Total Assets	$110	$—	$1,331	$1,441
Liabilities
Due to DB Med Investors (Note 11)	$—	$—	$1,750	$1,750
Total Liabilities	$—	$—	$1,750	$1,750

Included in investments of consolidated fund as of December 31, 2019 are Level I assets of $0.1 million in equity investments and Level III assets of $1.3 million, which consists of senior secured loans and equity investments.  The significant unobservable inputs used in the fair value measurement of Level III assets of the consolidated fund's investments in senior secured loans include market yields. Significant increases or decreases in market yields in isolation would result in a significantly higher or lower fair value measurement. There were no significant unrealized gains or losses related to the investments of consolidated fund for the years ended December 31, 2020, 2019 and 2018.

Medley LLC

Notes to Consolidated Financial Statements

The following is a summary of changes in fair value of the Company's financial assets and liabilities that have been categorized within Level III of the fair value hierarchy:

	Level III Financial Assets as of December 31, 2020
	Balance at December 31, 2019	Deconsolidation of STRF	Transfers In or (Out) of Level III	Realized and Unrealized Depreciation	Sale of Level III Assets	Balance at December 31, 2020
	(in thousands)
Investments of consolidated fund	$1,331	(940)	—	(295)	(96)	$—

	Level III Financial Liabilities as of December 31, 2020
	Balance at December 31, 2019	Settlement to DB Med Investors, at fair value	Payments	Realized and Unrealized Depreciation	Balance at December 31, 2020
	(in thousands)
Due to DB Med Investors (Note 11)	$1,750	(1,541)	—	(209)	$—

A review of the fair value hierarchy classifications is conducted on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification for certain financial assets or liabilities. Reclassifications impacting all levels of the fair value hierarchy are reported as transfers in or out of Level I, II or III category as of the beginning of the quarter during which the reclassifications occur. There were no transfers between levels in the fair value hierarchy during the year ended December 31, 2020.

When determining the fair value of publicly traded equity securities, the Company uses the quoted closing market price as of the valuation date on the primary market or exchange on which they trade. Our equity method investments for which fair value is measured at NAV per share, or its equivalent, using the practical expedient, are not categorized in the fair value hierarchy.

Prior to the deconsolidation of STRF on April 6, 2020, the Company's investments of consolidated fund were treated as investments at fair value and any realized and unrealized gains and losses from those investments were recorded through the Company's consolidated statements of operations. The Company's treatment was consistent with that of STRF, which is considered an investment company under ASC 946, Financial Services - Investment Companies, for standalone reporting purposes. The fair value of the Company's liability to DB Med Investors at December 31, 2019 was derived from the net asset value of shares of STRF which was held by the Company. On April 6, 2020, such shares were distributed to DB Med Investors in satisfaction of the Company's liability to them. Changes in unrealized losses related to the Company's due to DB Med Investors liability were all included in earnings.

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

Medley LLC

Notes to Consolidated Financial Statements (unaudited)

Substantially all of the Company's operating leases are comprised of its office space in New York City and San Francisco which expire at various times through September 2023. The Company does not have any contracts that would be classified as a finance lease or any operating leases that contain variable payments.

The components of lease cost and other information for the year ended December 31, 2020 and 2019 are as follows (in thousands):

	For the years ending December 31,
	2020	2019
Lease cost
Operating lease costs	$2,563	$2,554
Sublease income	(439)	(454)
Total lease cost	$2,124	$2,100

Supplemental balance sheet information related to leases as of December 31, 2020 and 2019 are as follows:

	As of December 31,
	2020	2019
Weighted-average remaining lease term (in years)	2.5	3.5
Weighted-average discount rate	8.2%	8.2%

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

Future payments for operating leases as of December 31, 2020 are as follows (in thousands):

2021	$3,288
2022	2,441
2023	1,823
Total future lease payments	7,552
Less imputed interest	(1,533)
Operating lease liabilities, as reported	$6,019

For the years ended December 31, 2018, rent expense amounted to $2.3 million. There is no material difference between the amount of lease expense recognized under the new lease accounting standard versus the superseded lease accounting standard.

7. OTHER ASSETS

Other assets consist of the following:

	As of December 31,
	2020	2019
	(in thousands)
Fixed assets, net of accumulated depreciation and amortization of $4,351 and $3,847, respectively	$1,863	$2,564
Security deposits	1,975	1,975
Administrative fees receivable (Note 13)	862	1,073
Due from affiliates (Note 13)	263	2,693
Prepaid expenses and income taxes	2,804	746
Other assets	479	676
Total other assets	$8,246	$9,727

8. SENIOR UNSECURED DEBT

The carrying value of the Company’s senior unsecured debt consist of the following:

	As of December 31,
	2020	2019
	(in thousands)
2026 Notes, net of unamortized discount and debt issuance costs of $2,216 and $2,584, respectively	$51,379	$51,011
2024 Notes, net of unamortized premium and debt issuance costs of $1,228 and $1,629 respectively	67,772	67,371
Total senior unsecured debt	$119,151	$118,382

2026 Notes

On August 9, 2016 and October 18, 2016, Medley LLC issued debt consisting of $53.6 million in aggregate principal amount of senior unsecured notes due 2026 at a stated coupon rate of 6.875% (the "2026 Notes"). The net proceeds from these offerings were used to pay down a portion of the Medley LLC's outstanding indebtedness under its former Term Loan Facility. Interest is payable quarterly. The 2026 Notes are subject to redemption in whole or in part at any time or from time to time, at the option of Medley LLC, on or after August 15, 2019 at a redemption price per security equal to 100% of the outstanding principal amount thereof plus accrued and unpaid interest payments. The 2026 notes were recorded net of discount and direct issuance costs of $3.8 million which are being amortized over the term of the notes using the effective interest rate method. The 2026 Notes are listed on the New York Stock Exchange and trade thereon under the trading symbol “MDLX.” The fair value of the 2026 Notes based on their underlying quoted market price was $14.6 million as of December 31, 2020.

Interest expense on the 2026 Notes, including accretion of note discount and amortization of debt issuance costs, was $4.0 million for each of the years ended December 31, 2020, 2019 and 2018.

2024 Notes

On January 18, 2017 and February 22, 2017, Medley LLC issued $69.0 million in aggregate principal amount of senior unsecured notes due 2024 at a stated coupon rate of 7.25% (the "2024 Notes"). The net proceeds from these offerings were used to pay down the remaining portion of the Medley LLC's outstanding indebtedness under its former Term Loan Facility with the remaining to be used for general corporate purposes. Interest is payable quarterly and interest payments commenced on April 30, 2017. The 2024 Notes are subject to redemption in whole or in part at any time or from time to time, at the option of Medley LLC, on or after January 30, 2020 at a redemption price per security equal to 100% of the outstanding principal amount thereof plus accrued and unpaid interest payments. The 2024 notes were recorded net of premium and direct issuance costs of $2.8 million which are being amortized over the term of the notes using the effective interest rate method. The 2024 Notes are listed on the New York Stock Exchange and trade thereon under the trading symbol “MDLQ.” The fair value of the 2024 Notes based on their underlying quoted market price was $21.7 million as of December 31, 2020.

Interest expense on the 2024 Notes, including amortization of debt premium and debt issuance costs, was $5.4 million for each of the years ended December 31, 2020, 2019 and 2018.

Medley LLC

Notes to Consolidated Financial Statements

9. LOANS PAYABLE

Loans payable consist of the following:

	As of December 31,
	2020	2019
	(in thousands)
Non-recourse promissory notes	$10,000	$10,000
Total loans payable	$10,000	$10,000

Non-Recourse Promissory Notes

In April 2012, the Company borrowed $10.0 million under two non-recourse promissory notes. Proceeds from the borrowings were used to purchase 1,108,033 shares of common stock of SIC, which were pledged as collateral for the obligations. Interest on the notes is paid monthly and is equal to the dividends received by the Company related to the pledged shares. The proceeds from the notes were recorded net of issuance costs of $3.8 million and were being accreted, using the effective interest method, over the original term of the non-recourse promissory notes. Total interest expense under these notes, including accretion of the notes discount, for the years ending December 31, 2020, 2019 and 2018 was $0.2 million, $0.9 million and $1.4 million, respectively. The notes had an original maturity date of March 31, 2019. Through various amendments dated February 28, 2019, June 28, 2019, December 8, 2019, March 27, 2020, June 30, 2020 and December 31, 2020, the maturity date had been extended, with the latest amendment, extending the maturity date to June 30, 2021. As consideration paid for the June 28, 2019 amendment, the interest rate on these notes was increased by 1.0% per annum. As consideration received for the June 30, 2020 amendment, the 1.0% increase in the interest per annum is no longer in effect for periods subsequent to June 30, 2020. The fair value of the outstanding balance of the notes was $10.0 million as of December 31, 2020 and 2019.

         The $10.0 million of future principal payments will be due on June 30, 2021. The notes can also be settled in full by delivery of 1,108,033 shares of common stock of Sierra, which were pledged as collateral for the obligations.

Medley LLC

Notes to Consolidated Financial Statements

10. DUE TO FORMER MINORITY INTEREST HOLDER

This balance consists of the following:

	As of December 31,
	2020	2019
	(in thousands)
Due to former minority interest holder, net of unamortized discount of $678 and $1,480, respectively	$7,022	$8,145
Total due to former minority interest holder	$7,022	$8,145

In January 2016, the Company executed an amendment to SIC Advisors' operating agreement which provided the Company with the right to redeem membership units owned by the minority interest holder, Strategic Capital Advisory Services, LLC. The Company’s redemption right was triggered by the termination of the dealer manager agreement between Sierra and SC Distributors LLC ("DMA Termination"), an affiliate of the minority interest holder. As a result of this redemption feature, the Company reclassified the non-controlling interest in SIC Advisors from the equity section of its consolidated balance sheet to redeemable non-controlling interests in the mezzanine section of its consolidated balance sheet based on its fair value as of the amendment date. On July 31, 2018, a DMA Termination event occurred and, as a result, the Company reclassified the redeemable non-controlling interest in SIC Advisors from non-controlling interests in the mezzanine section of its consolidated balance sheet to due to former minority interest holder, a component of total liabilities on the Company's consolidated balance sheet, based on its fair value as of that date.

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

As a result of the ongoing economic impact of COVID-19, the Company did not pay its installment payment that was due in May 2020 and commenced discussions with SCAS to seek deferral of a portion of the upcoming installment payments until 2021 through 2023. On August 4, 2020, the Company and SCAS entered into an amendment to the Letter Agreement which, among other items, revises the payment terms under the original letter agreement. The payment terms were amended such that the remaining balance due to SCAS would be payable as follows: $700,000 on August 5, 2020, followed by three quarterly installments of $350,000 and quarterly installments thereafter of $1.0 million through February 5, 2023.The Company accounted for this concession as a troubled debt restructuring and as the future undiscounted cash flows from the revised agreement was greater than the carrying value of the amount due at the date of the concession. As a result a new effective interest rate was established based on the carrying value of the original liability and the revised cash flows.

As of December 31, 2020, future payments due to the former minority interest holder are as follows (in thousands):

2021	$2,700
2022	4,000
2023	1,000
Total future payments	$7,700

 For the years ended December 31, 2020, 2019 and 2018, the amortization of the discount of $2.8 million was $0.8 million, $1.1 million and less than $0.1 million, respectively, and is included as a component of interest expense on the Company's consolidated statements of operations.

Medley LLC

Notes to Consolidated Financial Statements

11. ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER LIABILITIES

Accounts payable, accrued expenses and other liabilities consist of the following:

	As of December 31,
	2020	2019
	(in thousands)
Accrued compensation and benefits	$4,385	$6,161
Due to affiliates (Note 13)	7,226	7,212
Revenue share payable (Note 12)	6,694	2,316
Accrued interest	1,294	1,294
Professional fees	3,051	1,481
Deferred rent	838	—
Due to DB Med Investors, at fair value	—	1,750
Accounts payable and other accrued expenses	1,134	1,672
Total accounts payable, accrued expenses and other liabilities	$24,622	$21,886

On June 3, 2016, the Company entered into a Master Investment Agreement with DB MED Investor I LLC and DB MED Investor II LLC ("DB Med Investors’’) to invest in new and existing Medley managed funds (the "Joint Venture"). Under the Master Investment Agreement, as amended (the "MIA"), DB Med Investors have the right upon the occurrence of certain events (the "Put Option Trigger Event") to redeem their interests in the Joint Venture. In October 2019, a Put Option Trigger Event had occurred. On October 22, 2019, Medley LLC, Medley Seed Funding I LLC (“Seed Funding I”) and Medley Seed Funding II LLC (“Seed Funding II”) received notice from DB Med Investors that they exercised their put option right under the MIA. In connection with the exercise of DB Med Investors put option right, the Company reclassified the Joint Venture's minority interest balance from redeemable noncontrolling interests in the mezzanine section of its consolidated balance sheet (Note 16) to due to DB Med Investors, a component of accounts payable, accrued expenses and other liabilities, at its then fair value of $18.1 million. In addition, the Company elected to subsequently remeasure the liability under ASC 825, Financial Instruments, with changes recorded through earnings. The fair value of this liability at December 31, 2019 was determined to be $1.8 million which represented the fair value of the remaining assets held in the Medley Seed Funding entities at December 31, 2019, which, as further described below, was distributed to DB Med Investors on April 6, 2020 at its then fair value of $1.5 million.

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

Capital Commitments to Funds

As of December 31, 2020 and 2019, the Company had aggregate unfunded commitments of $0.3 million to certain long-dated private funds.

Medley LLC

Notes to Consolidated Financial Statements

Other Commitments

In April 2012, the Company entered into an obligation to pay to a third party a fixed percentage of management and incentive fees received by the Company from Sierra. The agreement was entered into contemporaneously with the $10.0 million non-recourse promissory notes that were issued to the same parties (Note 9). The two transactions were deemed to be related freestanding contracts and the $10.0 million of loan proceeds were allocated to the contracts using their relative fair values. At inception, the Company recognized an obligation of $4.4 million representing the present value of the future cash flows expected to be paid under this agreement. Each quarter the Company performs an analysis to recalculate the fair value of the revenue share obligation. The analysis includes assumptions related to expected future cash flows, present value discount rate and the renewal of the investment advisory agreement with Sierra, which is subject to an annual renewal and may also be terminated by Sierra upon 60 days' notice to the Company. As of December 31, 2020 and 2019, this obligation amounted to $6.7 million and $2.3 million, respectively, and is recorded as revenue share payable, a component of accounts payable, accrued expenses and other liabilities on the Company's consolidated balance sheets. The change in the estimated cash flows for this obligation is recorded in other expenses, net on the Company's consolidated statements of operations.

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

On November 30, 2020, the bankruptcy court in the Chapter 11 Bankruptcy proceedings of Modern VideoFilm, Inc. (“MVF”), Case No. 8:18-bk-11792 MW, approved the settlement of various lawsuits involving one of the Company's subsidiaries, MCC Advisors LLC. MCC Advisers LLC had been named in a lawsuit filed on May 29, 2015, by Moshe Barkat and Modern VideoFilm Holdings, LLC (“MVF Holdings”) against MCC, MOF II, MCC Advisors LLC, Deloitte Transactions and Business Analytics LLP A/K/A Deloitte ERG (“Deloitte”), Scott Avila (“Avila”), Charles Sweet, and Modern VideoFilm, Inc. (“MVF”), pending in the California Superior Court, Los Angeles County, Central District, as Case No. BC 583437 (the “Direct Action”). The lawsuit was filed after MCC, as agent for the lender group, exercised remedies following a series of defaults by MVF and MVF Holdings on a secured loan with an outstanding balance at the time in excess of $65 million. The lawsuit sought damages in excess of $100 million. MCC Advisors LLC had also been named as a defendant in a lawsuit filed on August 29, 2016, by MVF Holdings in the California Superior Court, Los Angeles County, Central District, as Case No. BC 631888 (the “Derivative Action”), naming MCC Advisors LLC and certain of Medley’s employees as defendants, among others. The plaintiff in the Derivative Action, asserted claims against the defendants for breach of fiduciary duty, aiding and abetting breach of fiduciary duty, unfair competition, breach of the implied covenant of good faith and fair dealing, interference with prospective economic advantage, fraud, and declaratory relief. On October 16, 2020, the parties agreed to a settlement of all claims arising in connection with the Direct Action, the Derivative Action, the MVF chapter 11 proceedings and an arbitration proceeding brought by MVF’s former CFO, Hugh Miller (Hugh Miller v. Modern VideoFilm, Inc., et al., AAA Case No. 0 1-15-0002-5248 (the “Miller Arbitration”). The settlement was read into the record on October 16, 2020 at a hearing in the MVF Derivative Action and a formal written settlement agreement was entered into by the parties on November 24, 2020. The settlement was approved by the bankruptcy court MVF bankruptcy proceedings and has been fully consummated. Pursuant to the settlement, the Lenders paid the plaintiffs a total of $5 million. All of the $5 million was funded by the insurance carriers for the Lenders pro rata based on their participation in the original loan to MVF.

Medley LLC, Medley Capital Corporation, Medley Opportunity Fund II LP, Medley Management, Inc., Medley Group, LLC, Brook Taube, and Seth Taube (the “Medley Defendants”) were named as defendants, along with other various parties, in a putative class action lawsuit captioned as Royce Solomon, Jodi Belleci, Michael Littlejohn, and Giulianna Lomaglio v. American Web Loan, Inc., AWL, Inc., Mark Curry, MacFarlane Group, Inc., Sol Partners, Medley Opportunity Fund, II, LP, Medley LLC, Medley Capital Corporation, Medley Management, Inc., Medley Group, LLC, Brook Taube, Seth Taube, DHI Computing Service, Inc., Middlemarch Partners, and John Does 1-100, filed on December 15, 2017, amended on March 9, 2018, and amended a second time on February 15, 2019, in the United States District Court for the Eastern District of Virginia, Newport News Division, as Case No. 4:17-cv145 (hereinafter, “Class Action 1”). Medley Opportunity Fund II LP and Medley Capital Corporation were also named as defendants, along with various other parties, in a putative class action lawsuit captioned George Hengle and Lula Williams v. Mark Curry, American Web Loan, Inc., AWL, Inc., Red Stone, Inc., Medley Opportunity Fund II LP, and Medley Capital Corporation, filed February 13, 2018, in the United States District Court, Eastern District of Virginia, Richmond Division, as Case No. 3:18-cv-100 (“Class Action 2”). Medley Opportunity Fund II LP and Medley Capital Corporation were also named as defendants, along with various other parties, in a putative class action lawsuit captioned John Glatt, Sonji Grandy, Heather Ball, Dashawn Hunter, and Michael Corona v. Mark Curry, American Web Loan, Inc., AWL, Inc., Red Stone, Inc., Medley Opportunity Fund II LP, and Medley Capital Corporation, filed August 9, 2018 in the United States District Court, Eastern District of Virginia, Newport News Division, as Case No. 4:18-cv-101 (“Class Action 3”) (together with Class Action 1 and Class Action 2, the “Virginia Class Actions”). Medley Opportunity Fund II LP was also named as a defendant, along with various other parties, in a putative class action lawsuit captioned Christina Williams and Michael Stermel v. Red Stone, Inc. (as successor in interest to MacFarlane Group, Inc.), Medley Opportunity Fund II LP, Mark Curry, Brian McGowan, Vincent Ney, and John Doe entities and individuals, filed June 29, 2018 and amended July 26, 2018, in the United States District Court for the Eastern District of Pennsylvania, as Case No. 2:18- cv-2747 (the “Pennsylvania Class Action”). On

October 26, 2020, Medley Opportunity Fund II LP and Medley Capital Corporation were served with a new complaint in a putative class action lawsuit captioned Charles P. McDaniel v. Mark Curry, American Web Loan, Inc., Red Stone, Inc., Medley

Opportunity Fund II LP, and Medley Capital Corporation, filed October 22, 2020, in the Circuit Court of Ohio County, West Virginia, as Case No. 20-C169 (the “West Virginia Class Action”)(together with the Virginia Class Actions and the Pennsylvania Class Action, the “Class Action Complaints”). The case was then removed to the United States District Court for the Northern District of West Virginia on December 15, 2020.

The plaintiffs in the Class Action Complaints filed their putative class actions alleging claims under the Racketeer Influenced and Corrupt Organizations Act, and various other claims arising out of the alleged payday lending activities of American Web Loan. The claims against Medley Opportunity Fund II LP, Medley LLC, Medley Capital Corporation, Medley Management, Inc., Medley Group, LLC, Brook Taube, and Seth Taube (in Class Action 1, as amended); Medley Opportunity Fund II LP and Medley Capital Corporation (in Class Action 2 and Class Action 3); Medley Opportunity Fund II LP (in the Pennsylvania Class Action); and Medley Opportunity Fund II LP and Medley Capital Corporation (in the West Virginia Class Action), allege that those defendants in each respective action exercised control over, or improperly derived income from, and/or obtained an improper interest in, American Web Loan’s payday lending activities as a result of a loan to American Web Loan. The plaintiff in the West Virginia Class Action Complaint filed his putative class action alleging claims arising West Virginia state law’s regulating interest rates and other fees in connection with consumer lending activities.

The loan was made by Medley Opportunity Fund II LP in 2011. American Web Loan repaid the loan from Medley Opportunity Fund II LP in full in February of 2015, more than 1 year and 10 months prior to any of the loans allegedly made by American Web Loan to the alleged class representatives in Class Action 1. In Class Action 2, the alleged class plaintiff representatives had not alleged when they received any loans from American Web Loan. In Class Action 3, the alleged class plaintiff representatives claim to have received loans from American Web Loan at various times from February 2015 through April 2018. In the Pennsylvania Class Action, the alleged class plaintiff representatives claim to have received loans from American Web Loan in 2017. In the West Virginia Class Action, the alleged class plaintiff representative claims to have received a loan from American Web Loan in 2018.

By orders dated August 7, 2018 and September 17, 2018, the Court presiding over the Virginia Class Actions consolidated those cases for all purposes. On October 12, 2018, Plaintiffs in Class Action 3 filed a notice of voluntary dismissal of all claims, and on October 29, 2018, Plaintiffs in Class Action 2 filed a notice of voluntary dismissal of all claims.

On April 16, 2020, the parties to Class Action 1 reached a settlement reflected in a Settlement Agreement (the “Settlement Agreement”) that has been publicly filed in Class Action 1 (ECF No. 414-1). The Settlement Agreement was subject to court approval. Between September 18, 2020 and September 21, 2020, eight (8) individuals (the “Objectors”) who are purported members of the nationwide settlement class contemplated by the Settlement Agreement filed objections to Plaintiffs’ motion for final approval of the Settlement Agreement.  On November 4, 2020, the Court presiding over Class Action 1 held a hearing on Plaintiffs’ motion for final approval of the Settlement Agreement.  On November 6, 2020, the Court presiding over Class Action 1 denied Plaintiffs’ motion for final approval of the Settlement Agreement, and ordered the parties to participate in mediation before U.S. District Judge David J. Novak in December, 2020.  On December 17, 2020, the parties to Class Action 1 and the Objectors participated in mediation before Judge Novak.  On January 20, 2021, the parties to Class Action 1 and the Objectors reached a revised agreement in principle.  The Parties to Class Action 1 and the Objectors intend to submit a revised Settlement Agreement to the Court presiding over Class Action 1 by March 31, 2021 for preliminary approval.

On October 29, 2020, the parties to the Pennsylvania Class Action reached a settlement pursuant to which AWL agreed to make a payment to the plaintiffs and to forgive loans that they owed AWL. The Medley Defendants obtained a full release and bore none of the settlement amount. On October 30, 2020, Plaintiffs in the Pennsylvania Class Action filed a Stipulation of Dismissal of all claims against all defendants with prejudice, and on November 2, 2020, the Court presiding over the Pennsylvania Class Action ordered Plaintiffs’ claims dismissed with prejudice.

On January 29, 2021, Plaintiff in the West Virginia Class Action filed a motion to stay proceedings to permit revision and final approval of a revised settlement agreement in Class Action 1, and also on January 29, 2020, the Court presiding over the West Virginia Class Action granted that motion and stayed the West Virginia Class Action.

The Company believes the alleged claims asserted in the Class Action Complaints are without merit and they are defending these lawsuits vigorously.

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

Regulatory Matter

On September 17, 2019 the staff of the Securities and Exchange Commission's Division of Enforcement (the "Staff") informed the Company that it was conducting an informal inquiry and requested the production and preservation of certain documents and records. The Company fully cooperated with the Staff's informal inquiry and began voluntarily providing the Staff with any requested documents. By letter dated December 18, 2019, the Staff advised the Company that a formal order of private investigation (the “Order”) had been issued and that the informal inquiry was now a formal investigation. The Order indicated that the investigation relates to Section 17(a) of the Securities Act of 1933, Section 10(b) of the Exchange Act of 1934 (the “Exchange Act”) and Rule 10b-5 thereunder, and Sections 206(1), 206(2), and 206(4) of the Investment Advisers Act of 1940, Rule 206(4)-8, Sections 13(a) and 14(a) of the Exchange Act and Rules 12b-20, 13a-1, 13a-11, 13a-13, and 14a-9 thereunder. MDLY continues to cooperate fully with the investigation.

The Company cannot predict the outcome of, or the timeframe for, the conclusion of this investigation. An adverse outcome could have a material effect on the Company's business, financial condition, or results of operations.

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

Total revenues recorded under these agreements for the years ended December 31, 2020, 2019 and 2018 are reflected in the table below.

	For the Years Ended December 31,
	2020	2019	2018

	(in thousands)
MCC Admin Agreement	$2,007	$2,830	$3,382
SIC Admin Agreement	2,174	2,516	2,538
Fund Admin Agreements	1,116	979	976
Total administrative fees from related parties	$5,297	$6,325	$6,896

Amounts due from related parties under these agreements are reflected in the table below.

	As of December 31,
	2020	2019
	(in thousands)
Amounts due from MCC under the MCC Admin Agreement	$274	$444
Amounts due from SIC under the SIC Admin Agreement	401	382
Amounts due from entities under the Fund Admin Agreements	187	247
Total administrative fees receivable	$862	$1,073

Medley LLC

Notes to Consolidated Financial Statements

Other Amounts Due From Affiliates

 The Company also typically facilitates the payment of certain operating costs incurred by the funds that it manages. These costs are normally reimbursed by such funds and are included in due from affiliates, a component of other assets on the Company's consolidated balance sheets. Amounts due from affiliates are reflected in the table below.

Additionally, in connection with the amended and restated limited liability agreement of Medley LLC, Medley LLC agreed to, at the sole discretion of the managing member, reimburse Medley Management Inc. for all expenses incurred, other than expenses incurred in connection with its income tax obligations. From time to time, the company may also advance funds to Medley to cover its operating needs. For the years ended December 31, 2020, 2019 and 2018 the Company recorded reimbursable expenses of $7.6 million, $6.6 million and $3.9 million, respectively, which were recorded as a component of general, administrative and other expenses on the consolidated statements of operations. As of  December 31, 2020 and 2019, amounts due (to) from Medley Management Inc. are included in the table below.

	As of December 31,
	2020	2019
	(in thousands)
Amounts due from MCC	$31	$209
Amounts due from SIC	111	578
Amounts due from long-dated private funds	100	801
Amounts due from separately managed accounts	387	199
Amount due from Medley Management Inc.	(366)	906
Due from Affiliates	$263	$2,693

Amounts Due to Affiliates

 Amounts due to affiliates reflects a clawback obligation of carried interest tax distributions that were received by the Company that would need to be paid back to the respective funds, if the funds were liquidated at fair value as of the end of the reporting period. The Company’s actual obligation, however, would not become payable or realized until the end of a fund’s life. Amounts due to affiliates at December 31, 2020 and December 31, 2019 were $7.2 million.

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

Expense Support Agreement

On June 12, 2020, the Company and MCC entered into an Expense Support Agreement (the “ESA”) under which the Company agreed to cap the MCC management fee and all of MCC's other operating expenses (except interest expense, certain extraordinary strategic transaction expenses, and other expenses approved by the MCC Special Committee) at $667,000 per month (the “Cap”). Under the ESA, the Cap is effective from June 1, 2020 through December 31, 2020. During the year ended December 31, 2020, the Company recorded $0.7 million for ESA expenses under this agreement. The ESA expenses are presented as a reduction of management fees in the Company's consolidated statement of operations and as a reduction to management fees receivable on the Company's consolidated balance sheets.

  Investment Management Agreement and Administration Agreement

In connection with the Expense Support Agreement, MCC extended the term of the amended and restated investment management agreement between the Company and MCC (the “Investment Management Agreement”) and the Administration Agreement through the quarter ended December 31, 2020. In connection with the foregoing, on June 12, 2020, the Board of MCC approved an amendment to the Investment Management Agreement and an amendment to the Administration Agreement to provide, in each case, that such agreement may be terminated by the Company or MCC with 30 days’ notice, rather than 60 days’ notice. On November 18, 2020, the board of directors of MCC approved the adoption of an internalized management structure for MCC effective January 1, 2021. As a result of the implementation of MCC’s new management structure, the current Investment Management and Administration Agreements between MCC Advisors LLC and MCC expired in accordance with their respective terms on December 31, 2020.

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

Medley LLC

Notes to Consolidated Financial Statements

14. INCOME TAXES

The Company is treated as a partnership for income tax purposes and is therefore not subject to U.S. federal, state and local income taxes. The Company is subject to New York City unincorporated business tax attributable to the Company's taxable income apportioned to New York City. The provision for (benefit from) income taxes consist of the following

	For the Years Ended December 31,
	2020	2019	2018
	(in thousands)
Current tax provision	$(796)	$35	$862
Deferred tax provision	—	3,524	(1,162)
(Benefit from) provision for income taxes	$(796)	$3,559	$(300)

Medley LLC

Notes to Consolidated Financial Statements

Deferred income taxes reflect the net effect of temporary differences between the tax basis of an asset or liability and its reported amount on the Company’s consolidated balance sheets. These temporary differences result in taxable or deductible amounts in future years. The significant components of the Company's deferred tax assets and liabilities included on its consolidated balance sheets are as follows.

	As of December 31,
	2020	2019
Deferred tax assets	(in thousands)
Tax goodwill	$951	$1,489
New York City unincorporated business tax	972	1,177
Unrealized losses	192	145
Stock-based compensation	302	196
Interest expense carryforward	—	453
Pending merger related costs	—	188
Net operating loss	167	—
Other items	296	148
Gross deferred tax assets	$2,880	$3,796

Deferred tax liability
Other items	$—	$111
Gross deferred tax liabilities	—	111
Less deferred tax valuation allowance	(2,880)	(3,685)
Net deferred tax liability	$—	$—

During the year ended December 31, 2019, the Company recorded a deferred tax asset of $0.4 million in connection with its acquisition of a minority interest holder's ownership interests in a consolidated subsidiary of Medley LLC which occurred on December 31, 2019. The establishment of this deferred tax asset was recorded through an adjustment of $0.4 million to members' deficit. After evaluating the quantitative and qualitative aspects of the adjustment, the Company concluded that its 2018 financial statements were not materially misstated and adjusted for the amount during the fourth quarter of 2019.

Due to the uncertain nature of the ultimate realization of its deferred tax assets, the Company has established a valuation allowance, against the benefits of its deferred tax assets and will recognize these benefits only as reassessment demonstrates they are realizable. Ultimate realization is dependent upon several factors, among which is future earnings and reversing temporary differences. While the need for this valuation allowance is subject to periodic review, if the allowance is reduced, the tax benefits of the net deferred tax assets will be recorded in future operations as a reduction of the Company’s income tax expense. As of December 31, 2019, the Company has determined that a full valuation allowance of $2.9 million is necessary.

Medley LLC

Notes to Consolidated Financial Statements

A reconciliation of the federal statutory tax rate to the effective tax rates for the years ended December 31, 2020, 2019 and 2018 are as follows:

	For the Years Ending December 31,
	2020	2019	2018

Federal statutory rate	21.0%	21.0%	21.0%
Rate benefit from U.S. partnership operations	(21.0)%	(21.0)%	(21.0)%
Partnership unincorporated business tax	3.9)%	1.0%	1.4%
Valuation allowances	—%	(30.5)%	—%
Effective tax rate	3.9%	(29.5)%	1.4%

Interest expense and penalties related to income tax matters are recognized as a component of the provision for income taxes and were not significant during the years ended December 31, 2020, 2019 and 2018. As of and during the years ended December 31, 2020, 2019 and 2018, there were no uncertain tax positions taken that were not more likely than not to be sustained. The primary jurisdictions in which the Company operates in are the United States, New York, New York City, and California.

15. COMPENSATION EXPENSE

Compensation generally includes salaries, bonuses, equity and profit sharing awards. Bonuses, equity and profit sharing awards are accrued over the service period to which they relate. Guaranteed payments made to the Company's senior professionals who are members of Medley LLC are recognized as compensation expense. The guaranteed payments to the Company’s Co-Chief Executive Officers are performance based and are periodically set subject to maximums based on the Company’s total assets under management. Such maximums aggregated to $3.0 million for the year ended December 31, 2020 and $5.0 million for each of the years ended December 31, 2019 and 2018. During the year ended December 31, 2020, the Company's Co-Chief Executive Officers received guaranteed payments in the aggregate of  $0.8 million. Bonuses to the Company's Co-Chief Executive Officers aggregated to $0.2 million for the year ended December 31, 2020. During the years ended December 31, 2019 and 2018, neither of the Company’s Co-Chief Executive Officers received any guaranteed payments or bonuses.

Retirement Plan

The Company sponsors a defined-contribution 401(K) retirement plan that covers all employees. Employees are eligible to participate in the plan immediately, and participants are 100% vested from the date of eligibility. The Company made contributions to the plan of 3% of an employee’s eligible wages through June 30, 2020, up to a maximum limit as determined by the Internal Revenue Service. The Company also pays all administrative fees related to the plan. During the years ended December 31, 2020, 2019 and 2018 the Company's accrued contributions to the plan were $0.3 million, $0.4 million and $0.5 million, respectively. As of December 31, 2020 and 2019 the Company's outstanding liability to the plan was $0.3 million and $0.4 million, respectively.

Medley LLC

Notes to Consolidated Financial Statements

Stock-Based Compensation

In connection with the IPO of Medley Management Inc., the Company adopted the Medley Management Inc. 2014 Omnibus Incentive Plan (as amended, the "Plan"). The purpose of the Plan is to provide a means through which the Company may attract and retain key personnel and to provide a means whereby directors, officers, employees, consultants and advisors (and prospective directors, officers, employees, consultants and advisors) of the Company can acquire and maintain an equity interest in the Company, Medley Management Inc., or be paid incentive compensation, including incentive compensation measured by reference to the value of Medley Management Inc.’s Class A common stock or Medley LLC’s unit interests, thereby strengthening their commitment to the welfare of the Company and aligning their interests with those of the MDLY's stockholders. The Plan provides for the issuance of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), restricted LLC Units of Medley LLC, stock bonuses, other stock-based awards and cash awards. As the grant of these awards are primarily for the benefit of the employees of Medley LLC, stock compensation is recognized in Medley LLC's separate consolidated financial statements through a corresponding credit to members' equity (deficit), representing a capital contribution by Medley Management Inc.

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

For the years ended December 31, 2020, 2019 and 2018 stock-based compensation was $4.2 million, $7.2 million and $5.4 million, respectively.

Medley LLC

Notes to Consolidated Financial Statements

16. REDEEMABLE NON-CONTROLLING INTERESTS

Changes in redeemable non-controlling interests during the years ended December 31, 2020, 2019 and 2018 are reflected in the table below.

	For the Years Ended December 31,
	2020	2019	2018
	(in thousands)
Beginning balance	$(748)	$23,186	$53,741
Net loss attributable to redeemable non-controlling interests in consolidated subsidiaries	(4)	(4,275)	(11,362)
Distributions	—	(2,362)	(5,953)
Fair value adjustment to redeemable non-controlling interests	752	812	(965)
Reclassification of redeemable non-controlling interest in SIC Advisors LLC, including fair value adjustment of $965, to accounts payable, accrued expenses and other liabilities	—	—	(12,275)
Reclassification of redeemable non-controlling interest in the Joint Venture, including fair value adjustment of $812, to accounts payable, accrued expenses and other liabilities	—	(18,109)	—
Ending balance	$—	$(748)	$23,186

As of January 1, 2020, the Company's redeemable non-controlling interests balance was comprised of one minority interest holder's membership units in STRF Advisors LLC. As of January 1, 2019, in addition to this minority interest holder, the Company's redeemable non-controlling interests balance was also comprised of DB MED Investor I LLC and DB MED Investor II LLC (‘DB Med Investors’’) preferred interest in a joint venture, as further described below. As of January 1, 2018, in addition to the previously stated minority interest holders, the Company's redeemable non-controlling interests balance was also comprised of one minority interest holder in SIC Advisors LLC.

  Redeemable Non-Controlling Interest in STRF Advisors LLC

In October 2016, the Company executed an operating agreement for STRF Advisors LLC which provided the Company with the right to redeem membership units owned by the minority interest holder, Strategic Capital Advisory Services, LLC. The Company’s redemption right is triggered by the termination of the dealer manager agreement between STRF and SC Distributors LLC, an affiliate of the minority interest holder. As a result of this redemption feature, the non-controlling interest in STRF Advisors LLC was classified as a component of redeemable non-controlling interests in the mezzanine section of the Company's consolidated balance sheets.

On February 5, 2020, a termination event occurred and as a result, the Company reclassified STRF Advisors LLC s minority interest balance from redeemable non-controlling interests in the mezzanine section of its consolidated balance sheet to due to former minority interest holder, net at its then current redemption value. The redemption value of the non-controlling interest was determined to be zero and was adjusted through a $0.1 million charge to members' deficit.

During years ended December 31, 2020 and 2019 and 2018, net losses allocated to this redeemable non-controlling interest were less than $0.1 million, $0.1 million and $0.3 million, respectively. As of December 31, 2019 and 2018, the balance of the redeemable non-controlling interest in STRF Advisors LLC was $(0.7) million for each of these years then ended.

  Redeemable Non-Controlling Interest in Joint Venture

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

Total contributions to the Joint Venture amounted to $53.8 million through December 31, 2019 and were used to purchase $51.8 million of MCC shares on the open market and seed fund $2.0 million to STRF. During the years ended December 31, 2020, 2019 and 2018, losses allocated to this non-controlling interest were $0.3 million, $4.2 million and $13.1 million, respectively. During the years ended December 31, 2020, 2019 and 2018, distributions paid were $0.3 million, $2.4 million and $3.7 million, respectively.

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

  Redeemable Non-Controlling Interest in SIC Advisors LLC

In January 2016, the Company executed an amendment to SIC Advisors' operating agreement which provided the Company with the right to redeem membership units owned by the minority interest holder. The Company’s redemption right is triggered by the termination of the dealer manager agreement between Sierra and SC Distributors LLC ("DMA Termination"), an affiliate of the minority interest holder. As a result of this redemption feature, the Company reclassified the non-controlling interest in SIC Advisors from the equity section to redeemable non-controlling interests in the mezzanine section of the consolidated balance sheet based on its fair value as of the amendment date. The fair value of the non-controlling interest was determined to be $12.2 million on the amendment date and was adjusted through a charge to non-controlling interests in Medley LLC.

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

Additionally, in December 2020, the U.S. Food and Drug Administration authorized the distribution and administration of certain COVID-19 vaccinations. However, it remains unclear how quickly the vaccines will be distributed nationwide and globally or when “herd immunity” will be achieved and the restrictions that were imposed to slow the spread of the virus will be lifted entirely. The delay in distributing the vaccines could lead people to continue to self-isolate and not participate in the economy at pre-pandemic levels for a prolonged period of time. Even after the COVID-19 pandemic subsides, the U.S. economy and most other major global economies may continue to experience a recession, and the SDLP, as well as its portfolio companies, could be materially adversely affected by a prolonged recession in the U.S. and other major markets.

Market Risk

The market price of investments may significantly fluctuate during the period of investment. Investments may decline in value due to factors affecting securities markets generally or particular industries represented in the securities markets. The value of an investment may decline due to general market conditions that are not specifically related to such investment, such as real or perceived adverse economic conditions, changes in the general outlook for corporate earnings, changes in interest or currency rates or adverse investor sentiment generally. They may also decline due to factors that affect a particular industry or industries, such as labor shortages or increased production costs and competitive conditions within an industry. With the current Biden administration, a Democratic controlled Congress, and changes in leadership at federal agencies, the Company expects that financial institutions will remain heavily regulated in the near future and that additional laws or regulations may be adopted further regulating specific banking practices. The ultimate impact of current or future legislation on its businesses and results of operations, will depend on regulatory interpretation and rulemaking, as well as the success of its actions to mitigate the negative earnings impact of certain provisions.

In particular, the commencement, continuation, or cessation of government and central bank policies and economic stimulus programs, including changes in monetary policy involving interest rate adjustments or governmental policies, may contribute to the development of or result in an increase in market volatility, illiquidity and other adverse effects that could negatively impact the credit markets and the Company. In addition, the occurrence of recessionary conditions and/or negative developments in the domestic and international credit markets may significantly affect the markets in which the Company does business, the value of its investments, and its ongoing operations, costs and profitability. Any such unfavorable economic conditions, including rising interest rates, may also increase its funding costs, limit its access to capital markets or negatively impact its ability to obtain financing, particularly from the debt markets. In addition, any future financial market uncertainty could lead to financial market disruptions and could further impact its ability to obtain financing. These events could limit its investment originations, limit its ability to grow and negatively impact its operating results and financial condition.

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

Medley LLC

Notes to Consolidated Financial Statements

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

Medley LLC

Notes to Consolidated Financial Statements

18. QUARTERLY FINANCIAL DATA (UNAUDITED)

The Company's condensed consolidated unaudited quarterly results of operations for 2020 and 2019 are as follows:

	For the Three Months Ended
	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020
	(in thousands, except share and per share amounts)
Revenues	$8,477	$8,326	$8,577	$7,872
Expenses	9,156	7,639	10,023	11,139
Other expenses, net	(2,074)	(2,702)	(8,170)	(2,533)
Loss before income taxes	(2,753)	(2,015)	(9,616)	(5,800)
Net loss	(2,349)	(1,964)	(9,275)	(5,800)
Net income (loss) attributable to redeemable non-controlling interests and non-controlling interests in consolidated subsidiaries	166	1	211	(152)
Net loss attributable to Medley LLC	$(2,515)	$(1,965)	$(9,486)	$(5,648)

	For the Three Months Ended
	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019
	(in thousands, except share and per share amounts)
Revenues	$10,654	$11,536	$12,882	$13,769
Expenses	11,279	12,493	11,064	11,275
Other (expenses) income, net	(6,445)	(924)	(8,666)	1,245
(Loss) income before income taxes	(7,070)	(1,881)	(6,848)	3,739
Net (loss) income	(10,699)	(1,853)	(6,815)	3,748
Net (loss) income attributable to redeemable non-controlling interests and non-controlling interests in consolidated subsidiaries	(3,836)	1,619	(5,674)	4,195
Net loss attributable to Medley LLC	$(6,863)	$(3,472)	$(1,141)	$(447)

Medley LLC

Notes to Consolidated Financial Statements

19. SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-K or would be required to be recognized in the consolidated financial statements as of and for the year ended December 31, 2020, except as disclosed below.

Exchange of LLC Units and Issuance of Restricted Stock Units

On January 19, 2021, the pre-IPO members of Medley LLC (the “Pre-IPO Owners”) exchanged an aggregate of approximately 98% of their vested LLC Units for shares of Class A Common Stock (collectively, the “Unit Exchange”). In total, MDLY issued to the Pre-IPO members an aggregate of 2,343,686 shares of Class A Common Stock in exchange for an equivalent number of vested LLC Units held by the pre-IPO members. On January 15, 2021, all of the 293,163 restricted LLC units held by the Pre-IPO members were cancelled and substituted with restricted stock units covering Class A Common Stock of MDLY on substantially equivalent terms as the restricted LLC units so cancelled (including vesting schedule).

As a result of the Unit Exchange, MDLY’s total membership interest Medley LLC increased to approximately 98%. The Unit Exchange increased the number of outstanding shares of Class A Common Stock although the number of as-converted fully-diluted shares of the Company remained the same. The Unit Exchange did not result in a change in control of the Company, including for purposes of the Investment Advisers Act of 1940, as amended.

Tax Receivable Agreement

The Unit Exchange is expected to result in increases to the tax basis of the tangible and intangible assets of Medley LLC. These increases in tax basis may increase depreciation and amortization deductions for income tax purposes and therefore reduce the amount of tax that MDLY would otherwise be required to pay in the future, although the Internal Revenue Service (“IRS”) may challenge all or part of that tax basis increase, and a court could sustain such a challenge. Under the tax receivable (Note 13), a payment obligation is triggered equal to 85% of the benefits, if any, that MDLY is deemed to realize as a result of the increase in tax basis and of certain other tax benefits related to entering into the tax receivable agreement, including tax benefits attributable to payments made under the tax receivable agreement.  MDLY would benefit from the remaining 15% of cash tax savings, if any, in income tax it realizes.  If MDLY does not have taxable income, MDLY will not be required (absent circumstances requiring an early termination payment) to make payments under the Tax Receivable Agreement for that taxable year because no cash tax savings will have been realized. The term of the tax receivable agreement will continue until all such tax benefits have been utilized or expired, unless MDLY exercises its right to terminate the tax receivable agreement for an amount based on the agreed payments remaining to be made under the agreement or MDLY breaches any of its material obligations under the tax receivable agreement in which case all obligations generally will be accelerated and due as if MDLY had exercised its right to terminate the tax receivable agreement.

Due to the uncertain nature of the ultimate realization of its deferred tax assets, the Company has established a valuation allowance against the benefit of its deferred tax assets as reflected in these consolidated financial statements. As a result, MDLY does not expect to record a liability associated with the Unit Exchange until it can demonstrate that it will have sufficient taxable income in the future to realize the tax benefits of the Unit Exchange which would then trigger the payments due under the Tax Receivable Agreements as described above.

Amendment to Medley LLC’s Operating Agreement and Election to be Treated as a Corporation for Income Tax Purposes

On February 3, 2021, Medley LLC and Medley Management Inc. executed and adopted a First Amendment (the “Amendment”) to the Fourth Amended and Restated Limited Liability Company Agreement of Medley LLC, dated as of September 23, 2014 (the “Medley LLC Operating Agreement”). The Amendment amends the Medley LLC Operating Agreement to provide that the Members of Medley LLC intend to treat Medley LLC as a corporation for income tax purposes (the C-Corp Election), and that Medley LLC shall file as a corporation for income tax purposes, except where otherwise required by applicable law. The Amendment authorizes Medley LLC and Medley Management Inc., as Medley LLC’s managing member, to implement and effectuate such further appropriate conforming amendments to the Medley LLC Operating Agreement as may be necessary or desirable in connection with implementing the C-Corp Election, and authorizes Medley LLC and the managing member to conduct the business, operations and accounting of Medley LLC in a manner consistent with the procedures appropriate for those of an entity treated and classified as a corporation for income tax purposes. On February 3, 2021, Medley LLC filed with the U.S. Internal Revenue Service Form 8832 electing to classify Medley LLC as a corporation for U.S. federal income tax purposes, effective as of January 24, 2021.

Senior Unsecured Debt

On February 1, 2021, Medley LLC did not pay the approximately $1.3 million quarterly interest payment due on such date in connection with the 2024 Notes. The indentures governing the 2024 Notes afforded Medley LLC the benefit of a 30-day grace period (through March 3, 2021) which must elapse before a missed interest payment may be treated as an event of default under the terms of the 2024 Notes. On February 16, 2021, Medley LLC did not pay the approximately $0.9 million quarterly interest payment due on such date in respect of the 2026 Notes. The indentures governing the 2026 Notes afforded Medley LLC the benefit of a 30-day grace period (through March 18, 2021) which must elapse before a missed interest payment may be treated as an event of default under the terms of the 2026 Notes.

The commencement of the Medley LLC Chapter 11 Case, as defined below, constitutes an event of default that accelerates the obligations under the above-referenced indentures governing the Notes. Any efforts to enforce payment obligations under the Notes are automatically stayed as a result of the filing of the Medley LLC Chapter 11 Case and the holders’ rights of enforcement with respect to the senior unsecured debt are subject to the applicable provisions of the Bankruptcy Code.

Voluntary Petition for Reorganization by Medley LLC Subsidiary

As noted in Note 1, on the Petition Date, Medley LLC commenced a voluntary case under chapter 11 of title 11 of the United States Code in the Bankruptcy Court. The Medley LLC Chapter 11 Case is captioned In re: Medley LLC, Case No. 21-10526 (KBO).

Medley LLC is the only entity that has filed for Chapter 11 protection, Medley Management Inc. and the other affiliated adviser entities are not filing any bankruptcy petitions.

Medley LLC will continue to operate its business as “debtor-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court. To ensure its ability to continue operating in the ordinary course of business, Medley LLC has filed with the Bankruptcy Court motions seeking a variety of “first day” relief, including authority to continue utilizing and maintaining its existing cash management system.

Business operations across the Medley platform including providing investment and advisory services to its clients are continuing without interruption.

Additional Information on the Medley LLC Chapter 11 Case

Bankruptcy Court filings and other information related to the Chapter 11 Case are available at a website administered by Medley LLC’s noticing and claims agent, Kurtzman Carson Consultants LLC, at https://www.kccllc.net/medley.

Effect of Chapter 11 Case on Debt Instruments

The commencement of the Medley LLC Chapter 11 Case constitutes an event of default that accelerates the obligations under the following debt instruments (collectively, the “Debt Instruments”):

●

7.25% senior notes due 2024 (of which approximately $69 million in aggregate principal amount are outstanding), issued pursuant to that certain Indenture, dated as of August 9, 2016, as supplemented by that certain Third Supplemental Indenture, dated as of January 18, 2017, and that certain Fourth Supplemental Indenture, dated as of February 22, 2017, each between Medley LLC and U.S. Bank National Association, as Trustee, and each as amended, restated, supplemented, or otherwise modified from time to time; and

●

6.875% senior notes due 2026 (of which approximately $54 million in aggregate principal amount are outstanding), issued pursuant to that certain Indenture, dated as of August 9, 2016, as supplemented by that certain First Supplemental Indenture, dated as of August 9, 2016, and that certain Second Supplemental Indenture, dated as of October 18, 2016, each between Medley LLC and U.S. Bank National Association, as Trustee, and each as amended, restated, supplemented, or otherwise modified from time to time.

Any efforts to enforce payment obligations under the Debt Instruments are automatically stayed as a result of the filing of the Chapter 11 Case and the holders’ rights of enforcement with respect to the Debt Instruments are subject to the applicable provisions of the Bankruptcy Code.

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

 Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, management used the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on this assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2020.

Item 9B.     Other Information

None.

PART III.

Item 10.     Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The information required by this Item is incorporated by reference to our definitive Proxy Statement for the 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2020.

Item 11.     Executive Compensation

The information required by this Item is incorporated by reference to our definitive Proxy Statement for the 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2020.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference to our definitive Proxy Statement for the 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2020.

Item 13.     Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference to our definitive Proxy Statement for the 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2020.

Item 14.     Principal Accounting Fees and Services

The information required by this Item is incorporated by reference to our definitive Proxy Statement for the 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2020.

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

4.6*	Description of Capital Stock

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

10.6†

Medley Management Inc. 2014 Omnibus Incentive Plan, as amended (incorporated by reference to Annex C to the Registrant’s Definitive Proxy Statement no Schedule 14A (File No. 001-36638) filed on September 22, 2020).

10.7†

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

10.9†

Medley LLC Unit Award Agreement to Richard Allorto, dated as of January 7, 2013 (incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198212) filed on August 18, 2014).

10.10†

Amendment to Medley LLC Unit Award Agreement to Richard Allorto, dated as of May 29, 2014 (incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1 (File No. 333-198212) filed on August 18, 2014).

10.11†

Second Amendment to Award Agreement of Richard T. Allorto, Jr., dated September 23, 2014 (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-36638) filed on May 14, 2015).

10.12†	Award Agreement of John D. Fredericks, dated June 1, 2013 (incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-36638) filed on May 14, 2015).

10.13†

Amendment to Award Agreement of John D. Fredericks, dated May 29, 2014 (incorporated by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-36638) filed on May 14, 2015).

10.14†

Second Amendment to Award Agreement of John D. Fredericks, dated September 23, 2014 (incorporated by reference to Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-36638) filed on May 14, 2015).

10.15†	Form of Restrictive Covenant Agreement (incorporated by reference to Exhibit 10.6 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-36638) filed on May 14, 2015).

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

10.18

Master Investment Agreement, dated as of June 3, 2016, among Medley LLC, Medley Seed Funding I LLC, Medley Seed Funding II LLC, Medley Seed Funding III LLC, DB MED Investor I LLC and DB MED Investor II LLC (incorporated by reference to Exhibit 10.11 to Medley LLC’s Amendment No. 1 to Form S-1 (File No. 333-212514) filed on July 28, 2016).

10.19†	Form of Class A Medley LLC Unit Award Agreement, as amended (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-36638) filed on May 12, 2017).

10.20

Amendment dated as of June 6, 2017, to Master Investment Agreement, dated as of June 3, 2016, among Medley LLC, Medley Seed Funding I LLC, Medley Seed Funding II LLC, Medley Seed Funding III LLC, DB MED Investor I LLC and DB MED Investor II LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36638) filed on June 12, 2017).

10.21† *

Form of Award Letter for the Medley Tactical Opportunities Carried Interest Allocation Plan (incorporated by reference to Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K (File No. 001-36638) filed on April 1, 2019).

10.22†

Form of Amended and Restated Limited Liability Company Agreement for the plan LLCs associated with the Medley Tactical Opportunities Carried Interest Allocation Plan (incorporated by reference to Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K (File No. 001-36638) filed on April 1, 2019).

10.23†	Form of Class A Medley LLC Unit Award Agreement, as amended (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36638) filed on May 15, 2018).

10.24†	Form of Class A Medley LLC Unit Retention Award Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36638) filed on May 15, 2018).

10.25*

Settlement Term Sheet dated as of April 15, 2019 regarding the consolidated action styled In re Medley Capital Corporation Stockholder Litigation, C.A. No. 2019-0100-KSJM (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36638), filed on April 15, 2019).

10.26†	Separation Agreement, dated August 13, 2020 between Medley LLC and John Fredericks (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36638) filed on November 16, 2020).

10.27†	Forms of January 2021 Participating & Nonparticipating Class A Restricted Stock Unit Grant Notice.

10.28†	Form of January 2021 Nonparticipating Class A Restricted Stock Unit Grant Notice

10.29†	Director Agreement, dated as of February 9, 2021, by and between Medley Management Inc. and Peter Kravitz of Province LLC.

21.1*	Subsidiaries of Medley Management Inc.

23.1*	Consent of RSM US LLP

31.1*	Certification by Co-Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification by Co-Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.3*	Certification by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Co-Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Co-Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Proposed Chapter 11 Plan of Reorganization of Medley LLC (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36638) filed on March 8, 2021).

99.2	Proposed Disclosure Statement for the Chapter 11 Plan of Reorganization of Medley LLC (incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K (File No. 001-36638) filed on March 8, 2021).

101.INS*	XBRL Instance Document

101.SCH*	*

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

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

MEDLEY LLC
(Registrant)

Date: March 31, 2021	By:	/s/ Richard T. Allorto, Jr.
Richard T. Allorto Jr.
Chief Financial Officer of Medley LLC

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capabilities indicated on the 31st day of March, 2021.

Signature	Title

/s/ Brook Taube	Co-Chief Executive Officer, Chief Investment Officer and Co-Chairman (Co-Principal Executive Officer)
Brook Taube

/s/ Seth Taube	Co-Chief Executive Officer, Co-Chairman (Co-Principal Executive Officer)
Seth Taube

/s/ Richard T. Allorto, Jr.	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Richard T. Allorto, Jr.

/s/ John Dyett	Director
John Dyett

/s/ Peter Kravitz	Director
Peter Kravitz

/s/ Guy Rounsaville, Jr.	Director
Guy Rounsaville, Jr.