Form 10-K/A
period 2020-12-31
Medley LLC
filed 2021-04-30
CIK 1536577

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number: 001-37857

Medley LLC
(Exact name of registrant as specified in its charter)

Delaware	27-2437343
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

280 Park Avenue, 6th Floor East
New York, New York 10017
(Address of principal executive offices)(Zip Code)

(212) 759-0777
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12 (b) of the Act:

(Title of each class)	(Trading Symbol)	(Name of each exchange on which registered)
6.875% Notes due 2026	MDLX	New York Stock Exchange
7.25% Notes due 2024	MDLQ	New York Stock Exchange

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

As of March 26, 2021, 3,111,858 units of membership interests in Medley LLC were outstanding. There is no trading market for Medley LLC's units of membership interests.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K of Medley LLC (the “Company”) for the year ended December 31, 2020, originally filed with the U.S. Securities and Exchange Commission (“SEC”) on March 31, 2021 (the “Original Filing”).

This Amendment is being filed to provide the information required by Items 10 through 14 of Part III of the Annual Report on Form 10-K. This information was previously omitted from the Original Filing in reliance on General Instruction G(3) to the Annual Report on Form 10-K, which permits the above-referenced Items to be incorporated in the Annual Report on Form 10-K by reference from a definitive proxy statement, if such definitive proxy statement is filed no later than 120 days after December 31, 2020. At this time, the Company is filing this Amendment to include Part III information in its Annual Report on Form 10-K because the Company does not intend to file a definitive proxy statement within 120 days of December 31, 2020.

In addition, this Amendment includes information under Item 9B of Part II with respect to an investment period termination notification received by the Company from a separately managed account client on April 28, 2021.

The reference on the cover page of the Original Filing to the incorporation by reference of portions of the registrant’s definitive proxy statement into Part III of the Original Filing is hereby deleted. Item 9B of Part II and Items 10 through 14 of Part III of the Original Filing are hereby amended and restated in their entirety as set forth in this Amendment. In addition, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the Company is including with this Amendment in Item 15 of Part IV certain currently dated certifications under the Sarbanes-Oxley Act of 2002.

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

PART II.

Item 9B.        Other Information.

On April 28, 2021, the Company was notified  by a separately managed account client (the “Client”) that the Client has elected to terminate the investment period of the Client’s separately managed accounts effective as of May 5, 2021. As a result, the Client will have no obligation to make further capital contributions to fund new investments. As of April 28, 2021, the Client’s undrawn capital commitment was approximately $130 million in the aggregate. In accordance with the Client’s investment management agreement, the Company will continue to manage the repayment and realization of  investments remaining in the Client’s accounts to their scheduled maturities or disposition, as the case may be. The orderly realization of the Client’s accounts is expected to be a multi-year process, consistent with other similar accounts managed by the Company.

The Company’s investment advisory relationship with the Client represented approximately 11.6% and 8.5% the Company’s total management fees for the years ended December 31, 2020 and 2019, respectively. As of December 31, 2020, the Client represented approximately 14.0% of the Company’s AUM and 18.6% of the Company’s Fee Earning AUM.

PART III.

Item 10.         Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The Board of Directors of Medley Management Inc., the managing member of Medley LLC, is elected annually and each of our directors serve one year terms. References herein to our “Board of Directors, our “Board” and our “directors” refer to the Board of Directors of our managing member Medley Management Inc. The following table sets forth certain information about our directors and executive officers as of April 30, 2021. For information regarding our executive officer promotions which become effective as of May 3, 2021 (including the appointments of Howard Liao as our new Chief Executive Officer, Dean Crowe as our President and David Richards as our Chief Operating Officer), see the discussion appearing below under the caption “Executive Officer Appointments Effective May 3, 2021”.

Name	Age	Position
Brook Taube	51	Co-Chief Executive Officer and Co-Chairman of the Board of Directors
Seth Taube	51	Co-Chief Executive Officer and Co-Chairman of the Board of Directors
Peter Kravitz	51	Director
Guy Rounsaville, Jr.	77	Director
John H. Dyett	51	Director
Richard T. Allorto, Jr.	49	Chief Financial Officer

Directors

Brook Taube, 51, co-founded Medley in 2006 and has served as our Co-Chief Executive Officer since then until May 3, 2021 and as Co-Chairman of the Board of Directors of Medley Management Inc. since its formation in 2014. He currently serves on the Board of Directors of Sierra Income Corporation and has served since April 2012. From January 2011 through December 2020 he served as Chief Executive Officer and from January 2011 through January 2021 he served on the Board of Directors of Medley Capital Corporation. Chairman of the Board of Directors of Medley Capital Corporation. Prior to forming Medley, Mr. Taube was a Partner with CN Opportunity Fund, T3 Group, a principal and advisory firm focused on distressed asset and credit investments, and Griphon Capital Management. Mr. Taube began his career at Bankers Trust in leveraged finance in 1992. Mr. Taube received a B.A. from Harvard University.

Seth Taube, 51, co-founded Medley in 2006 and has served as our Co-Chief Executive Officer since then until May 3, 2021 and as Co-Chairman of the Board of Directors of Medley Management Inc. since its formation in 2014. From April 2012 through April 2021, he served as Chief Executive Officer and Chairman of the Board of Directors of Sierra Income Corporation. From January 2011 through December 2020 he served as Chief Executive Officer and from January 2011 through January 2021 he served on the Board of Directors of Medley Capital Corporation.  Prior to forming Medley, Mr. Taube was a Partner with CN Opportunity Fund, T3 Group, a principal and advisory firm focused on distressed asset and credit investments, and Griphon Capital Management. Mr. Taube previously worked with Tiger Management and held positions with Morgan Stanley & Co. in the Investment Banking and Institutional Equity Divisions. Mr. Taube received a B.A. from Harvard University, an M. Litt. in Economics from St. Andrew’s University in Great Britain, where he was a Rotary Foundation Fellow, and an M.B.A. from the Wharton School at the University of Pennsylvania.

Peter Kravitz, 51, was appointed to the Board of Directors on February 9, 2021.  Mr. Kravitz was also appointed Chair of the Restructuring Subcommittee of the Board of Directors, and was appointed to the Audit Committee of the Board.  The focus of Mr. Kravitz’s national practice is dedicated to serving as a professional fiduciary.  Additionally, Mr. Kravitz provides services in connection with his engagements as a chief restructuring officer; advisor to and member of bankruptcy oversight and creditor committees; Chapter 11/Liquidating Trustee/Plan Administrator; Disbursing Agent; and member of boards of directors where his legal and business backgrounds are well-served.  Mr. Kravitz received his J.D. from Rutgers University Law School in 1995 and was a member of the Editorial Board of Rutgers Law Journal, and received his B.A. from Lehigh University in 1992. Mr. Kravitz is a Directors’ Consortium Graduate (Fall 2013; jointly offering by Chicago Booth School of Business, Stanford Graduate School of Business, Rock Center for Corporate Governance and the Tuck School of Business at Dartmouth).  Mr. Kravitz is admitted to the California bar and United States District Court for the Central District of California.

Guy Rounsaville, Jr., 77, has been a member of the Board of Directors since September 2014. Mr. Rounsaville is currently the General Counsel of QueensCare, a California not-for-profit organization that specializes in providing medical care to low income and indigent individuals in the Los Angeles area. He also is currently a member of the board of directors of Colorado National Bank and was previously a director of Tri-Valley Bank, First Banks, Inc. and United American Bank. Mr. Rounsaville served as Director of Diversity of the law firm Allen Matkins Leck Gamble Mallory & Natsis LLP from 2009 until May 2012 and as co-managing partner of their San Francisco office from 1999 to 2001. Mr. Rounsaville served as General Counsel and Corporate Secretary of LaSalle Bank from 2006 until it was acquired by Bank of America in October 2007, after which he served, for transition purposes, as Bank of America’s Senior Vice President and Assistant General Counsel until May 2008. From 2001 to 2006, Mr. Rounsaville served as General Counsel and Corporate Secretary of Visa International. Prior to that, Mr. Rounsaville served in several roles at Wells Fargo from 1969 through 1998, including General Counsel and Corporate Secretary. Mr. Rounsaville has served on numerous civic and professional committees and boards. He received a B.A. from Stanford University and a J.D. from Hastings College of the Law.

John Hathaway Dyett, 51, has been a member of the Board of Directors since August 2020. Mr. Dyett previously served on the board of Sierra Total Return Fund from 2016 to 2020. Mr. Dyett has also served as the Co-CEO of Salem Partners Wealth Management, LLC since 2004 and the Co-CEO of Salem Partners, LLC, an investment banking firm, since 1997. Mr. Dyett also serves on the Board of Directors of Femasys, Inc. and OncoNano Medicine, Inc. He was also an advisor to Akashi Therapeutics. Mr. Dyett was previously a banker with Gerard Klauer Mattison & Co., Inc. and Needham and Co., Inc. Mr. Dyett also served on the Board of Trustees of Middlesex School in Concord, Massachusetts. Mr. Dyett received a BA from Harvard University.

Executive Officers

Richard T. Allorto, Jr., 49, has served as our Chief Financial Officer since July 2010. Mr. Allorto currently serves as the Chief Financial Officer and Secretary of Sierra Income Corporation. From January 2011 through December 2020 he served as Chief Financial Officer and Secretary of Medley Capital Corporation. Prior to joining Medley, Mr. Allorto held various positions at GSC Group, Inc., a registered investment adviser, including, Chief Financial Officer of GSC Investment Corp, a business development company that was externally managed by GSC Group. Mr. Allorto began his career at Arthur Andersen in public accounting in 1994. Mr. Allorto is a licensed CPA and received a B.S. in Accounting from Seton Hall University.

Executive Officer Appointments Effective May 3, 2021

As previously disclosed in our Current Report on Form 8-K filed with the SEC on April 16, 2021, on April 14, 2021, Brook Taube and Seth Taube submitted their resignations as Co-Chief Executive Officers of Medley Management Inc. and Medley LLC (“Medley LLC” and, collectively with Medley Management Inc., “Medley”), effective as of May 3, 2021. Messrs. Brook Taube and Seth Taube are expected to continue to serve as Co-Chairmen of the Board of Directors and to support the existing management team and provide strategic guidance.

On April 14, 2021, the Board of Directors appointed Howard Liao as Chief Executive Officer of Medley Management Inc. and Medley LLC, Dean Crowe as President of Medley Management Inc. and Medley LLC, and David Richards as Chief Operating Officer of Medley Management Inc. and Medley LLC, each effective as of May 3, 2021. Mr. Liao currently serves as Medley’s Chief Investment Officer and will additionally retain this title. Mr. Richards currently serves as Medley’s Chief Credit Officer and will additionally retain this title. Mr. Crowe currently serves as a Senior Managing Director and member of Medley’s Investment Committee. Messrs. Liao, Crowe and Richards will each serve at the pleasure of the Board of Directors.

Certain information regarding Mr. Liao, Mr. Crowe and Mr. Richards is set forth below:

Howard Liao, 45, who will be Medley’s new Chief Executive Officer effective as of May 3, 2021, has served as a Senior Managing Director and the Chief Investment Officer of Medley since March 2020. He served as Medley’s Head of Corporate Credit from January 2016 to March 2020 and has served as a member of Medley’s Investment Committee since January 2016. Mr. Liao joined Medley as a Managing Director in October 2014. Mr. Liao has over 20 years of leveraged finance, direct lending and private equity experience originating, structuring and investing in a variety of credit-oriented alternative investments. Prior to joining Medley, Mr. Liao held several positions at Lehman Brothers. He was a Managing Director in Lehman’s Private Equity Principal Investments Group managing private debt and private equity investments for the Lehman estate.  He was a founding principal of Lehman’s Mezzanine Fund and was a member of Lehman’s Leveraged Finance Group. Mr. Liao received a BSBA from Georgetown University and an MBA from UCLA Anderson School of Management.

Dean Crowe, 58, who will be Medley’s President effective as of May 3, 2021, has served as a Senior Managing Director of Medley since August 2015 and a member of the Investment Committee since June 2014. He served as the Head of Investing of Medley from December 2015 to March 2020 and has served as the President of Sierra Income Corporation since March 2020 and was the Chief Operating Officer of Sierra Income Corporation from August 2015 to March 2020. Prior to joining Medley as a Managing Director in 2011, Mr. Crowe was a Portfolio Manager with UBS O’Connor, the Alternative Investment subsidiary of UBS Asset Management, where he managed corporate credit investments and the O’Connor Credit Arbitrage Fund. Before joining UBS, Mr. Crowe held various positions at Merrill Lynch in New York, where he managed proprietary credit trading. Mr. Crowe began his career with Salomon Brothers in New York, where he traded and invested in privately placed corporate debt. Mr. Crowe received a BBA in Accounting from James Madison University.

David G. Richards, 48, who will be Medley’s Chief Operating Officer effective as of May 3, 2021, has served as a Senior Managing Director and the Chief Credit Officer of Medley since May 2020.  Prior to rejoining Medley, Mr. Richards was the CFO for a privately held fintech concern from February 2020 to April 2020. Mr. Richards was also employed as an Investor at Millennium Management from April 2018 to January 2020, where he focused on investments in financial services companies. During Mr. Richards’ prior tenure with Medley, he served as the Portfolio Manager for Sierra Total Return Fund from October 2016 to April 2018. From November 2015 to January 2017 he served as a member of the board of directors at American Capital LTD and served on its executive, audit and strategic review committees. From February 2011 to November 2015, Mr. Richards was a Portfolio Manager for Pine River Capital Management L.P., where he focused on credit and equity investments in the financial services sector. He has also held positions with Goldentree Asset Management and Citadel Investment Group. Mr. Richards received a BS from Providence College and an MBA from Emory University.

Controlled Company Status

Certain of our pre-IPO owners, and Medley Group LLC, an entity owned by Freedom 2021 LLC and controlled by a pre-IPO owner, hold more than a majority of the voting power of all classes of our common stock eligible to vote in the election of our directors. As a result, we are a “controlled company” within the meaning of the NYSE’s corporate governance standards. Under these corporate governance standards, a company of which more than 50% of the voting power is held by an individual, group or another company entitled to vote for the election of directors is a “controlled company” and may elect not to comply with certain corporate governance standards, including the requirements (1) that a majority of the board of directors consist of independent directors, (2) that the board of directors have a compensation committee that is comprised entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities and (3) that the board of directors have a nominating and corporate governance committee that is comprised entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities. We are utilizing certain of these exemptions. As a result, while currently a majority of our directors on the Board are independent, as a controlled company we are not required to maintain a majority independent board, and our Compensation Committee and our Corporate Governance and Nominating Committee are not comprised entirely of independent directors. Accordingly, you do not have the same protections afforded to stockholders of companies that are subject to all of these corporate governance requirements. In the event that we cease to be a “controlled company” and our shares continue to be listed on the NYSE, we will be required to comply with these provisions within the applicable transition periods.

Family Relationships of Directors and Executive Officers

Messrs. Brook and Seth Taube, each a Co-Chief Executive Officer (to May 3, 2021) and Co-Chairman of the Board of Directors, are brothers. There are no other family relationships among any of our directors or executive officers (including our newly-promoted executive officers whose appointments take effect as of May 3, 2021, as described above).

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

Board Committees and Meetings

The following table summarizes the current membership of each of the Board’s committees.

Corporate Governance
		Compensation	and Nominating	Restructuring
	Audit Committee	Committee	Committee	Subcommittee
Brook Taube		X	X
Seth Taube		X	X
Peter Kravtiz	X			Chair
Guy Rounsaville, Jr.	X		Chair	X
John H. Dyett	Chair	Chair		X

All directors are expected to make every effort to attend all meetings of the Board, meetings of the committees of which they are members. During the year ended December 31, 2020, the Board held eleven meetings, the Audit Committee held four meetings, the Compensation Committee held one meeting and the Corporate Governance and Nominating Committee held one meeting. Board and committee action was also taken by written consent. In 2020, each of our directors attended at least 90% of the meetings of the Board and committees that occurred during the time in which he served as a member of the Board or such committee. Each of our directors is strongly encouraged, but is not required, to attend our annual meeting of stockholders. All of our directors attended our 2020 annual meeting of stockholders.

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

Committee Membership

Audit Committee - All members of the Audit Committee have been determined to be “independent,” consistent with our Audit Committee Charter, Corporate Governance Guidelines and the NYSE listing standards applicable to boards of directors in general and audit committees in particular. Our Board also has determined that each of the members of the Audit Committee is “financially literate” within the meaning of the listing standards of the NYSE. In addition, our Board has determined that John Hathaway Dyett qualifies as an “audit committee financial expert” as defined by applicable SEC regulations.

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

Compensation Committee - Mr. John H. Dyett has been determined to be “independent” as defined by our Corporate Governance Guidelines and the NYSE listing standards applicable to boards of directors generally and compensation committees specifically. The other members of the Compensation Committee, Messrs. Brook and Seth Taube have not been determined by our Board of Directors to be independent.

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

•

Mr. Peter Kravitz - we considered his extensive experience in restructuring including in connection with plans of reorganization implemented in connection with Chapter 11 proceedings, along with his prior experience as a board member of various companies and his service as a professional fiduciary

•

Mr. Guy Rounsaville, Jr. - we considered his background in law, banking and lending, including his extensive experience serving in general counsel, corporate secretary and board member roles at several financial institutions.

•

Mr. John H. Dyett - we considered his extensive experience in asset management and finance, along with his prior experience as a director and as chair of the audit committee of Sierra Total Return Fund from 2016 to 2020.

The Corporate Governance and Nominating Committee will consider director candidates recommended by stockholders. Any recommendation submitted to the Secretary of the Company should be in writing and should include any supporting material the stockholder considers appropriate in support of that recommendation, but must include information that would be required under the rules of the SEC to be included in a proxy statement soliciting proxies for the election of such candidate and a written consent of the candidate to serve as one of our directors if elected. Stockholders wishing to propose a candidate for consideration may do so by submitting the above information to the attention of the General Counsel and Secretary, Medley Management Inc., 280 Park Avenue, 6th Floor East, New York, New York 10017. All recommendations for nomination received by the General Counsel and Secretary that satisfy our by-law requirements relating to such director nominations will be presented to the Corporate Governance and Nominating Committee for its consideration. Stockholders also must satisfy the notification, timeliness, consent and information requirements set forth in our by-laws. During fiscal 2020, we made no material changes to the procedures by which the stockholders may recommend nominees to our Board of Directors.

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

Restructuring Subcommittee – As disclosed in our Current Report on Form 8-K filed with the SEC on February 9, 2021, the Restructuring Subcommittee of the Board of Directors (the “Restructuring Subcommittee”) was constituted by our Board on February 9, 2021 to explore potential restructuring transactions for Medley LLC, and is authorized to, among other things, consider, evaluate and approve possible strategic alternatives including restructuring transactions and/or similar transactions involving Medley LLC. Pursuant to its delegated authority conferred by the Board of Directors, the Restructuring Subcommittee reviews, considers, and renders all determinations, authorizations, and approvals on behalf of the Board of Directors with respect to Medley LLC’s case pending under Chapter 11 of the Bankruptcy Code and the plan of reorganization proposed in connection therewith. The membership of the Restructuring Subcommittee consists of directors Peter Kravitz (Chair), John H. Dyett and Guy Rounsaville, Jr., each of whom has been determined by our Board of Directors to be “independent” as defined by our Corporate Governance Guidelines and the NYSE listing standards applicable to boards of directors generally.

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires our executive officers and directors (and persons who own more than 10% of our equity securities) to file reports of ownership and changes in ownership with the SEC. Based solely on our review of forms filed electronically with the SEC and written representations from reporting persons, the Company has determined that no reporting person known to it was delinquent with respect to their reporting obligations during fiscal year 2020, except for (i) the Form 4 filed on June 30, 2020 by the Company on behalf of James G. Eaton, insofar as it reports a transaction covering the vesting of RSUs occurring on May 29, 2020, which was not reported on a timely basis, (ii) the Form 4 filed on July 1, 2020 by the Company on behalf of Guy Rounsaville, Jr., insofar as it reports a transaction covering the vesting of RSUs occurring on May 29, 2020, which was not reported on a timely basis, and (iii) the Forms 4 filed on July 14, 2020 and August 21, 2020 by the Company on behalf of Jeffrey T. Leeds, insofar as such Forms 4 report two transactions covering the vesting of RSUs occurring on May 29, 2020 and August 11, 2020, respectively, which were not reported on a timely basis.

Code of Conduct and Ethics

We maintain a Code of Business Conduct and Ethics that is applicable to all of our directors, officers and employees, including our Co-Chairmen, our outgoing Co-Chief Executive Officers and our incoming Chief Executive Officer (as of May 3, 2021), our Chief Financial Officer and other senior financial officers. The Code of Business Conduct and Ethics sets forth our policies and expectations on a number of topics, including conflicts of interest, compliance with laws, use of our assets and business conduct and fair dealing. This Code of Business Conduct and Ethics also satisfies the requirements for a code of ethics, as defined by Item 406 of Regulation S-K promulgated by the SEC. We will disclose within four business days any substantive changes in or waivers of the Code of Business Conduct and Ethics granted to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, by posting such information on our website as set forth below rather than by filing a Form 8-K. In the case of a waiver for an executive officer or a director, the required disclosure also will be made available on our website within four business days of the date of such waiver.

The Code of Business Conduct and Ethics may be found on our website at www.mdly.com under Investor Relations: Corporate Governance:

Governance Documents: Code of Business Conduct and Ethics.

Item 11.         Executive Compensation

Summary Compensation Table

Our named executive officers for 2020 are:

•	Brook Taube, Co-Chief Executive Officer;
•	Seth Taube, Co-Chief Executive Officer;
•	Richard T. Allorto, Jr., Chief Financial Officer; and
•	John D. Fredericks, our former General Counsel and Secretary (to August 11, 2020).

The following table presents summary information regarding the total compensation awarded to, earned by, or paid to each of our named executive officers for the fiscal years indicated.

							Change in Pension
							Value and
							Nonqualified
						Non-Equity	Deferred	All Other
				Stock Awards	Option	Incentive Plan	Compensation	Compensation ($)
Name	Year	Salary ($)(1)	Bonus ($)	($)(2)	Awards ($)	Compensation ($)	Earnings ($)	(3)	Total ($)
Brook Taube	2020	$600,000	$200,000	—	—	—	—	$71,542	$871,542
Co-Chief Executive	2019	—	—	—	—	—	—	$63,051	$63,051
Officer
Seth Taube	2020	$240,000	—	—	—	—	—	$68,254	$308,254
Co-Chief Executive	2019	—	—	—	—	—	—	$63,560	$63,560
Officer
Richard T. Allorto, Jr.	2020	$300,000	$182,000	$43,348	—	—	—	$79,182	$604,530
Chief Financial Officer	2019	$300,000	—	$849,999	—	—	—	$74,339	$1,224,338
Officer
John D. Fredericks (4)	2020	$200,000	$182,000	$43,348	—	—	—	$186,921	$612,269
General Counsel and Secretary	2019	$300,000	—	$849,999	—	—	—	$77,627	1,227,626

(1)

Amounts reported under Salary include guaranteed cash payments made to our named executive officers. During the year ended December 31, 2020, Messrs. Brook Taube and Seth Taube received a monthly cash payment of $50,000 and $20,000, respectively, which is included under Salary in the Summary Compensation table. During the year ended December 31, 2019, neither of Messrs. Brook Taube or Seth Taube received any guaranteed payments. In addition, each of Mr. Allorto and Mr. Fredericks receive a $25,000 monthly cash payment (in the case of Mr. Fredericks, through the month of his resignation), included under Salary in the Summary Compensation Table. For 2020, Mr. Fredericks' salary includes his monthly cash payment of $25,000 through August, the month of his resignation. For information regarding compensatory arrangements between the Company and Mr. Fredericks in connection with and following the termination of his employment, see Item 13 under the caption “John Fredericks Separation and Engagement Agreements” below.

(2)	Amounts reported under Stock Awards for the year 2020 consist of Restricted LLC Units granted in May 2020 for services rendered in 2019.
(3)

Amounts reported under All Other Compensation include income distributions on Restricted LLC Units, distributions on carried interest percentage awards, Company-paid executive health insurance, Company non-elective retirement plan contributions, Company-paid life insurance premiums and Company-reimbursed professional dues. In addition, Mr. Fredericks received a $25,000 monthly retainer for legal services provided to the Company and payment for additional services in excess of the retainer after the termination of his employment. For information regarding compensatory arrangements between the Company and Mr. Fredericks in connection with and following the termination of his employment, see Item 13 under the caption “John Fredericks Separation and Engagement Agreements” below.

(4)	On August 11, 2020, Mr. Fredericks resigned as the Company's General Counsel and Secretary.

Outstanding Equity Awards at 2020 Fiscal Year End

The following table includes information concerning stock awards that have not vested for each of our named executive officer as of December 31, 2020.

	Option awards					Stock awards (1)
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option exercise date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: market payout value of unearned shares, units or other rights that have not vested ($)
Brook Taube	—	—	—	—	—	—	—	—	—
Seth Taube	—	—	—	—	—	—	—	—	—
Richard T. Allorto, Jr.	—	—	—	—	—	59,753	$477,426	—	—
John D. Fredericks (2)	—	—	—	—	—	—	—	—	—
(1)

Stock awards consist of restricted LLC Units of 9,223 granted on May 1, 2020, 22,397 granted on June 4, 2019, 12,800 granted on May 11, 2018, 7,000 granted on March 28, 2018, 5,000 granted on February 22, 2017 and 3,333 granted on March 17, 2016. Of the 12,800 awards granted on May 11, 2018, 7,900 will vest only upon (i) the participant’s termination without cause in connection with a change in control or (ii) provided the participant has not undergone a termination from service prior thereto, upon (a) the occurrence of a change in control or (b) death or disability of the participant. The grant of awards on May 1, 2020 vest equally in three installments on January 18, 2021, 2022 and 2023. The grant of awards on June 4, 2019 vest in three installments on December 31, 2019, March 17, 2021 and January 15, 2022.The remainder of the awards vest in three equal annual installments on each of the third, fourth and fifth anniversaries of the grant date. The vesting of these awards is subject to the executive’s continued employment on the applicable vesting date. The market value of the RSUs and restricted LLC Units was computed using Medley’s closing price of $7.99 per share as of December 31, 2020.

(2)	On August 11, 2020, Mr. Fredericks resigned as the Company's General Counsel and Secretary.

Narrative Disclosure to Summary Compensation Table

Our named executive officers are generally compensated through a combination of annual guaranteed payments and annual discretionary bonuses in the form of cash and equity-based awards.

Guaranteed Payments

Our compensation arrangements with our Co-Chief Executive Officers, Mr. Brook Taube and Mr. Seth Taube (who will hold such office to May 3, 2021, and are continuing as Co-Chairmen of our Board of Directors) have historically included an entitlement to guaranteed cash payments, which had been waived beginning September 23 2014, the date of Medley Management Inc.'s initial public offering through December 31, 2019. During the year ended December 31, 2020, Messrs. Brook Taube and Seth Taube received a monthly cash payment of $50,000 and $20,000, respectively, which is included under Salary in the Summary Compensation Table. During the year ended December 31, 2019, neither of our Co-Chief Executive Officers received any guaranteed payments. In addition, we pay to Mr. Allorto (and to Mr. Fredericks through the date of his August 11, 2020 resignation) a $25,000 monthly cash payment, included under Salary in the Summary Compensation Table. Mr. Fredericks presently receives a $25,000 monthly retainer pursuant to the Engagement Agreement between Mr. Fredericks and the Company. For information regarding compensatory arrangements between the Company and Mr. Fredericks in connection with and following the termination of his employment, see the discussion appearing in Item 13 under the caption “John Fredericks Separation and Engagement Agreements,” below. As a condition to receiving membership interests in Medley LLC, each executive was required to become a party to the limited liability company agreement of Medley LLC.

Annual Discretionary Bonus

Mr. Brook Taube received a cash bonus of $200,000, paid on July 13, 2020 for services rendered in 2020.  Mr. Allorto and Mr. Fredericks each received a cash bonus of $182,000, paid in two equal installments of $91,000 on April 1, 2020 and July 1, 2020, for services rendered in 2020. These cash bonus amounts are included under Bonus in the Summary Compensation Table.

Additionally, in February 2020, the Board of Directors approved an award of 9,223 restricted LLC Units to be granted to Mr. Allorto and Mr. Fredericks as an annual discretionary bonus for services rendered in 2019. The restricted LLC Units vest over a three year period with one-third vesting on January 18, 2021, one-third vesting on January 18, 2022 and one-third vesting on January 18, 2023, subject to the executive’s continued employment on the applicable vesting date. Pursuant to the Separation Agreement entered into between Medley LLC and Mr. Fredericks, the vesting schedule of Mr. Fredericks’ 9,223 restricted LLC unit grant was extended to February 28, 2022 (with the vesting of such restricted LLC units conditioned upon Mr. Fredericks’ continuing to provide the services pursuant to the engagement agreement between himself and the Company). See “John Fredericks Separation and Engagement Agreements,” below.

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

For 2020, each of our non-employee directors was entitled to receive annual compensation consisting of:

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

In June 2020, the Board approved annual awards for the continuing nonemployee directors for the period from May 2020 through May 2021, of which 100% will vest on May 30, 2021.

Director Compensation in 2020

The table below sets forth information regarding non-employee director compensation for the fiscal year ended December 31, 2020.

					Total Number of
	Fees Earned or				Outstanding
	Paid in	Stock	All Other		Unvested Equity
Name	Cash ($)(1)	Awards ($)(2)	Compensation ($)(3)	Total ($)	Awards (#)(4)
Jeffrey Leeds(5)	$—	$—	$68,616	$68,616	—
James Eaton(6)	$—	$70,000	$40,000	$110,000	8,495
Guy Rounsaville, Jr.	$35,000	$35,000	$40,000	$110,000	4,248
John H. Dyett (7)	$—	$70,000	$—	$70,000	9,438
(1)	Represents the annual cash retainer earned for services rendered in 2020.
(2)	Represents the aggregate grant date fair value of the RSU awards computed in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718.
(3)	Represents fees for serving on the Medley Special Committee which was established in connection with the Company’s previously contemplated merger with Sierra Income Corporation that was terminated May 3, 2020.
(4)	Represents the aggregate number of unvested RSUs held by each non-employee director as of the fiscal year end.
(5)	Mr. Leeds resigned from the Board of Directors in August 2020.
(6)	Mr. Eaton resigned from the Board of Directors in February 2021.
(7)	Mr. Dyett was appointed to the Board of Directors in August 2020.

Narrative to Director Compensation Table

Eligible non-employee directors are awarded equity under the Company’s Incentive Plan. The directors’ RSUs granted in 2020 will vest in full on May 30, 2021, subject to the director’s continued service on the Board on the applicable vesting date. If the director ceases to be a member of the Board for any reason, all of his then unvested RSUs will be forfeited, and upon a change in control (as defined in the Incentive Plan), all of the director’s unvested RSUs will fully vest.

Item 12.         Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Ownership of Securities

The following table sets forth information regarding the beneficial ownership of shares of Medley Management Inc. common stock and of LLC Units of Medley LLC as of April 28, 2021 by (1) each person known to us to beneficially own more than 5% of the outstanding voting securities of Medley Management Inc., (2) each of our directors and named executive officers and (3) all of our directors and executive officers as a group. Beneficial ownership is determined in accordance with the rules of the SEC.

					Class B
					Common
					Stock	Combined
	Class A Common Stock		LLC Units Beneficially		Beneficially	Voting
	Beneficially Owned(1)		Owned(1)(2)		Owned(2)	Power(2)(3)
Name of Beneficial Owner	Number	%	Number	%	Number	%
Medley Group LLC (2)
280 Park Avenue
6 Floor East
New York, NY 10152	—	—	—	—	10	14.0%
Angelica Diaz Taube(4)
c/o Putterman + Yu LLP 345 California
St., Suite 1160, San Francisco, CA 94104	355,742	11.6%	—	—	—	10.0%
Percy Holding LLC(5)
41 Purdy Avenue, P.O. Box 57
Rye, NY 10580	181,818	5.9%	—	—	—	5.1%
Named Executive Officers and Directors
Brook Taube(6)	999,999	32.7%	—	—	—	28.1%
Seth Taube(2)(7)	476,468	15.6%	49,999	1.5%	10	27.4%
Richard T. Allorto, Jr.	76,546	2.5%	—	—	—	2.1%
John D. Fredericks(8)	43,168	1.4%	—	—	—	1.2%
Peter Kravitz	—	—	—	—	—	—
Guy Rounsaville, Jr.	3,812	*	—	—	—	*
John H. Dyett	—	—	—	—	—	—
Directors and executive officers as a group (6 persons)(2)	1,613,503	52.3%	49,999	1.5%	10	59.0

* Represents less than 1%.

(1)

Subject to the terms of the exchange agreement, the LLC Units are exchangeable for shares of our Class A common stock on a one-for-one basis. See “Certain Relationships and Related Person Transactions - Exchange Agreement.” Beneficial ownership of LLC Units reflected in this table does not include beneficial ownership of shares of our Class A common stock for which such LLC Units may be exchanged. Percentage of Class A common stock beneficially owned as reflected in this table is based on 3,061,859 shares of Class A common stock outstanding as of April 28, 2021. Percentage of LLC Units beneficially owned as reflected in this table treats LLC Units held by the Company as outstanding.

(2)

Holders of Class B common stock are entitled to a number of votes that is equal to 10 times the number of LLC Units held by such holder, regardless of the number of shares of Class B common stock held by such holder. Medley Group LLC, an entity controlled by Seth Taube, holds all 10 issued and outstanding shares of our Class B common stock, and the Class B common stock provides Medley Group LLC with a number of votes that is equal to 10 times the aggregate number of LLC Units held by the non-managing member of Medley LLC. As of April 28, 2021, the non-managing members of Medley LLC held 49,999 LLC Units entitling Medley Group LLC to 499,990 votes. Mr. Seth Taube may be deemed to have beneficial ownership of the shares of Class B common stock held by Medley Group LLC.

(3)

Represents percentage of voting power of the Class A common stock and Class B common stock voting together as a single class, based upon an aggregate of 3,061,859 shares of Class A common stock outstanding as of April 28, 2021, which carry a total of 3,061,859 votes, and 10 shares of Class B common stock outstanding as of December 31, 2020, which carry a total of 499,990 votes.

(4)

According to the Schedule 13G filed on January 27, 2021 by Angelica Diaz Taube, Angelica Diaz Taube has sole voting and shared dispositive power over 500,000 shares of our Class A common stock. Ms. Taube's ownership in the table above reflects the sale by Ms. Taube of an aggregate of 144,258 shares of Class A common stock, as reported on Form 4s filed by Ms. Taube on April 19, 2021, April 20, 2021, April 21, 2021, April 26, 2021 and April 27, 2021.

(5)	According to the Schedule 13G filed on January 20, 2021 by Percy Holdings LLC, Percy Holdings LLC has sole voting and shared dispositive power over 181,818 shares of our Class A common stock.
(6)	Includes 999,999 shares of Class A Common Stock held by Sandy Point LLC.
(7)	Includes 450,000 shares of Class A common stock held by Freedom 2021 LLC.
(8)	On August 11, 2020, Mr. Fredericks resigned as the Company's General Counsel and Secretary.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth, as of December 31, 2020, certain information related to Medley Management Inc.'s compensation plans under which our Class A common stock may be issued.

Number of securities to
	be issued upon exercise		Number of securities
	of outstanding	Weighted-average	remaining available for
	restricted stock units	exercise price of	future issuance under
	and restricted LLC	outstanding options,	equity compensation
	units	warrants and rights(2)	plans(3)
Equity compensation plans approved by stockholders(1)	442,369	—	1,466,525
Equity compensation plans not approved by stockholders	—	—	—

(1)	Relates to Medley Management Inc. 2014 Omnibus Incentive Plan.
(2)	The weighted average exercise price does not take into account outstanding restricted stock units or restricted LLC units, which have no exercise price.

Item 13.         Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons

Exchange Agreement

In September 2014, we entered into an exchange agreement (the “Exchange Agreement”) with the then holders of LLC Units pursuant to which each holder of LLC Units (and certain permitted transferees thereof) may exchange their LLC Units for shares of Class A common stock of Medley Management Inc. on a one-for-one basis, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications. As a holder exchanges LLC Units for shares of Class A common stock, the number of LLC Units held by Medley Management Inc. is correspondingly increased as it acquires the exchanged LLC Units. The foregoing description of the Exchange Agreement is a summary only and is qualified in its entirety by reference to the full text of such document, a copy of which is filed as Exhibit 10.2 to the Company's Annual Report on Form 10-K filed on March 31, 2021, and is incorporated herein by reference.

Registration Rights Agreement

In September 2014, we entered into a registration rights agreement with our pre-IPO owners pursuant to which we will grant them, their affiliates and certain of their transferees the right, under certain circumstances and subject to certain restrictions, to require us to register under the Securities Act shares of Class A common stock delivered in exchange for LLC Units. Under the registration rights agreement, Medley Group LLC, an entity wholly-owned by our pre-IPO owners, will have the right to request that we register the sale of shares of Class A common stock held by our pre-IPO owners an unlimited number of times and may require us to make available shelf registration statements permitting sales of shares of Class A common stock into the market from time to time over an extended period. Medley Group LLC will also have the ability to exercise certain piggyback registration rights in respect of shares of Class A common stock held by our pre-IPO owners in connection with registered offerings requested by other registration rights holders or initiated by us. Under the registration rights agreement, Medley Management Inc. will be liable for and pay all registration expenses in connection with each of the foregoing registrations. The foregoing description of the registration rights agreement is a summary only and is qualified in its entirety by reference to the full text of such document, a copy of which is filed as Exhibit 10.5 to the Company's Annual Report on Form 10-K filed on March 31, 2021, and is incorporated herein by reference.

Exchange of LLC Units and Issuance of Restricted Stock Units

On January 19, 2021, pursuant to and in accordance with the Exchange Agreement, the pre-IPO members of Medley LLC (the “pre-IPO Owners” or "pre-IPO members") exchanged an aggregate of approximately 98% of their vested LLC Units for shares of Class A Common Stock (collectively, the “Unit Exchange”). In total, Medley Management Inc. (“MDLY” or the “Company”) issued to the pre-IPO members an aggregate of 2,343,686 shares of Class A Common Stock in exchange for an equivalent number of vested LLC Units held by the pre-IPO members. On January 15, 2021, all of the 293,163 restricted LLC units held by the pre-IPO members were cancelled and substituted with restricted stock units covering Class A Common Stock of MDLY on substantially equivalent terms as the restricted LLC units so cancelled (including vesting schedule), as approved by the Company’s Board of Directors and issued pursuant to the Company’s 2014 Omnibus Incentive Plan. The Company issued RSUs covering an aggregate of 293,163 shares of Class A Common Stock in substitution and cancellation of a like number of unvested LLC Units of Medley LLC. Of these, an aggregate of 59,753 RSUs were issued to Richard T. Allorto, Jr. (the Company’s Chief Financial Officer) and an aggregate of 55,787 RSUs were issued to John Fredericks (the Company’s General Counsel to August 2020, and a named executive officer of the Company for 2020).

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

Unitholders participating in the Unit Exchange include the following persons (and/or certain trusts, limited liability companies or other entities controlled by the respective individual and through which such person beneficially owns his securities): each of Brook Taube and Seth Taube (the Company’s Co-Chief Executive Officers to May 3, 2021, and Co-Chairmen of the Board), Richard T. Allorto, Jr. (the Company’s Chief Financial Officer), Christopher Taube (the Company’s Senior Managing Director, Head of Institutional Fundraising, who is the brother of Mr. Brook Taube and Mr. Seth Taube), John Fredericks (the Company’s General Counsel to August 2020, and a named executive officer of the Company for 2020), and Jeffrey Tonkel (formerly the Company’s President from its formation to August 2019 and a Company director to August 2020).

Tax Receivable Agreement

The Unit Exchange is expected to result in an increase in the tax basis of the tangible and intangible assets of Medley LLC. The increase in tax basis may reduce the amount of tax that the Company would otherwise be required to pay in the future. This increase in tax basis may also decrease gains (or increase losses) on future dispositions of certain capital assets to the extent tax basis is allocated to those capital assets. The Internal Revenue Service (“IRS”) may challenge all or part of the tax basis increase and increased deductions, and a court could sustain such a challenge.

As previously disclosed and described in the Company’s filings with the Securities and Exchange Commission, on September 23, 2014, the Company entered into a Tax Receivable Agreement with the pre-IPO owners (the “Tax Receivable Agreement”) that provides for the payment by the Company to exchanging Unitholders of 85% of the benefits, if any, that the Company is deemed to realize as a result of these increases in tax basis and of certain other tax benefits related to entering into the Tax Receivable Agreement, including tax benefits attributable to payments under the Tax Receivable Agreement. This payment obligation is an obligation of the Company and not of Medley LLC. The Company expects to benefit from the remaining 15% of cash tax savings, if any, in income tax it realizes. If the Company does not have taxable income, the Company will not be required (absent circumstances requiring an early termination payment) to make payments under the Tax Receivable Agreement for that taxable year because no cash tax savings will have been realized. The term of the Tax Receivable Agreement will continue until all such tax benefits have been utilized or expired, unless the Company exercises its right to terminate the Tax Receivable Agreement for an amount based on the agreed payments remaining to be made under the agreement (as described in more detail below) or the Company breaches any of its material obligations under the Tax Receivable Agreement in which case all obligations generally will be accelerated and due as if the Company had exercised its right to terminate the Tax Receivable Agreement.

Due to the uncertain nature of the ultimate realization of its deferred tax assets, the Company has established a valuation allowance against the benefit of its deferred tax assets as reflected in the consolidated financial statements included in Item 8 of the Original Filing of this Annual Report on Form 10-K filed on March 31, 2021. As a result, the Company does not expect to record a liability associated with the Unit Exchange until the Company can demonstrate that it will have sufficient taxable income in the future to realize the tax benefits of the Unit Exchange which would then trigger the payments due under the Tax Receivable Agreements as described above.

All of the effects of changes in any of the Company’s estimates after the date of the Unit Exchange will be included in net income. Similarly, the effect of subsequent changes in the enacted tax rates will be included in net income.

In addition, the Tax Receivable Agreement provides that upon certain changes of control, the Company’s (or its successor’s) obligations with respect to exchanged or acquired LLC Units (whether exchanged or acquired before or after such transaction) would be based on certain assumptions, including that the Company would have sufficient taxable income to fully utilize the deductions arising from the increased tax deductions and tax basis and other benefits related to entering into the Tax Receivable Agreement.

Furthermore, the Company may elect to terminate the Tax Receivable Agreement early by making an immediate payment equal to the present value of the anticipated future cash tax savings. In determining such anticipated future cash tax savings, the Tax Receivable Agreement includes several assumptions, including (i) that any LLC Units that have not been exchanged are deemed exchanged for the market value of the shares of Class A Common Stock at the time of termination, (ii) the Company will have sufficient taxable income in each future taxable year to fully realize all potential tax savings, (iii) the tax rates for future years will be those specified in the law as in effect at the time of termination and (iv) certain non-amortizable assets are deemed disposed of within specified time periods. In addition, the present value of such anticipated future cash tax savings are discounted at a rate equal to LIBOR plus 100 basis points.

As a result of the change in control provisions and the early termination right, the Company could be required to make payments under the Tax Receivable Agreement that are greater than or less than the specified percentage of the actual cash tax savings that the Company realizes in respect of the tax attributes subject to the Tax Receivable Agreement. In these situations, the Company’s obligations under the Tax Receivable Agreement could have a substantial negative impact on the Company’s liquidity. Additionally, the Company can provide no assurances that the Company would receive sufficient distributions from Medley LLC in order to enable the Company to make required payments under the Tax Receivable Agreement after the Company has paid taxes and other expenses. Based upon the $7.99 closing price of the Class A Common Stock on December 31, 2020 and interest rate of 1.14%, the Company estimates that, if the Company were to exercise its termination right in respect of the Tax Receivable Agreement on December 31, 2020, the aggregate amount of these termination payments would be approximately $58.7 million. The foregoing number is merely an estimate and the actual payments could differ materially. The Company may need to incur additional indebtedness to finance payments under the Tax Receivable Agreement to the extent its cash resources are insufficient to meet its obligations under the Tax Receivable Agreement as a result of timing discrepancies or otherwise.

Decisions made by the Company’s active pre-IPO owners with management positions in the Company in the course of running the Company’s business may influence the timing and amount of payments that are received by an exchanging or selling existing owner under the Tax Receivable Agreement. For example, the earlier disposition of assets following an exchange or acquisition transaction generally will accelerate payments under the Tax Receivable Agreement and increase the present value of such payments, and the disposition of assets before an exchange or acquisition transaction will increase an existing owner’s tax liability without giving rise to any rights of an existing owner to receive payments under the Tax Receivable Agreement. Payments under the Tax Receivable Agreement are based on the tax reporting positions that the Company will determine. The Company will not be reimbursed for any payments previously made under the Tax Receivable Agreement if a tax basis increase is successfully challenged by the IRS. As a result, in certain circumstances, payments could be made under the Tax Receivable Agreement in excess of the Company’s cash tax savings.

The foregoing description of the Tax Receivable Agreement is a summary only and is qualified in its entirety by reference to the full text of such document, a copy of which is filed as Exhibit 10.4 to the Company's Annual Report on Form 10-K filed on March 31, 2021, and is incorporated herein by reference.

Amendment to Medley LLC’s Operating Agreement and Election to be Treated as a Corporation for Income Tax Purposes

On February 3, 2021, Medley LLC and Medley Management Inc. executed and adopted a First Amendment (the “Amendment”) to the Fourth Amended and Restated Limited Liability Company Agreement of Medley LLC, dated as of September 23, 2014 (the “Medley LLC Operating Agreement”). The Amendment amends the Medley LLC Operating Agreement to provide that the Members of Medley LLC intend to treat Medley LLC as a corporation for income tax purposes (the “C-Corp Election”), and that Medley LLC shall file as a corporation for income tax purposes, except where otherwise required by applicable law. The Amendment authorizes Medley LLC and Medley Management Inc., as Medley LLC’s managing member, to implement and effectuate such further appropriate conforming amendments to the Medley LLC Operating Agreement as may be necessary or desirable in connection with implementing the C-Corp Election, and authorizes Medley LLC and the managing member to conduct the business, operations and accounting of Medley LLC in a manner consistent with the procedures appropriate for those of an entity treated and classified as a corporation for income tax purposes. On February 3, 2021, Medley LLC filed with the U.S. Internal Revenue Service Form 8832 electing to classify Medley LLC as a corporation for U.S. federal income tax purposes, effective as of January 24, 2021. Following the implementation of the Unit Exchange disclosed in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 19, 2021, the members of Medley LLC are Medley Management Inc. (holding approximately 98% of the Medley LLC Units) and Freedom 2021 LLC, an entity owned and controlled by Seth Taube (holding approximately 2% of the Medley LLC Units). The foregoing summary of the Amendment to the Medley LLC Operating Agreement does not purport to be complete, and is qualified in its entirety by reference to the full text the Amendment, a copy of which is filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 9, 2021, and is incorporated herein by reference.

A description of the Medley LLC Operating Agreement as in force prior to giving effect to the Amendment is set forth in the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2019 filed with the SEC on April 29, 2020 in Item 13 under the caption “Medley LLC Limited Liability Company Agreement” and is incorporated herein by reference.

John Fredericks Separation and Engagement Agreements

On August 11, 2020, John D. Fredericks resigned as the Company’s General Counsel and Secretary, effective as of that date. Commencing August 12, 2020, Mr. Fredericks serves as outside counsel to the Company pursuant to an engagement agreement (the “Engagement Agreement”) entered into between the Company and Mr. Fredericks. The Engagement Agreement provides that Mr. Fredericks will be paid a monthly retainer of $25,000 in exchange for being available to provide at least 50 hours of services each month, with additional services available at an hourly rate of $650. The Engagement Agreement has no fixed term and may be terminated by the Company at any time. Additionally, on August 13, 2020, Mr. Fredericks and Medley LLC entered into a separation agreement (the “Separation Agreement”) regarding the terms of Mr. Fredericks separation, which provides, among other matters: (i) that for purposes of Mr. Fredericks’ restricted LLC unit award agreements, Mr. Fredericks’ resignation shall not be deemed a termination of service, it being understood that Mr. Fredericks is continuing to provide legal services pursuant to the Engagement Agreement, (ii) Mr. Fredericks agrees that the vesting schedule for certain restricted LLC unit grants as specified in the Separation Agreement is extended to February 28, 2022 (with the vesting of such restricted LLC units conditioned upon Mr. Fredericks’ continuing to provide the services pursuant to the Engagement Agreement), (iii) acknowledgment of Mr. Fredericks’ entitlement to a pro rata annual bonus on account of his services from January 1, 2020 through his August 11, 2020 separation date in an amount to be determined in accordance with Medley LLC’s regular practices and standards, with such bonus determined and paid in 2021 at the same time as any bonuses are determined for any other members of Medley LLC, (iv) payment of up to 18 months of COBRA premiums for Mr. Fredericks and his dependents, and (v) Mr. Fredericks acknowledges and agrees to be bound to certain confidentiality obligations.

Other Transactions

Christopher Taube, our Senior Managing Director, Head of Institutional Fund Raising, is the brother of Mr. Brook Taube and Mr. Seth Taube, our Co-Chief Executive Officers and Co-Chairmen of the Board. In connection with his employment, Mr. Christopher Taube is entitled to a guaranteed annual payment related to his ownership interest in Medley LLC, as well as an annual discretionary bonus which may be in the form of cash, equity based awards and/or profits interests in our advisor entities. Mr. Christopher Taube received total compensation in 2020 valued at $0.6 million for his services, which included (i) the guaranteed annual payments and (ii) restricted LLC Units with an aggregate grant date fair value at $55,018. His compensation is commensurate with that of a similarly situated employee in his position.

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

Family Relationships of Directors and Executive Officers

Messrs. Brook and Seth Taube, each a Co-Chief Executive Officer (to May 3, 2021) and Co-Chairman of the Board of Directors, are brothers. There are no other family relationships among any of the other directors or executive officers.

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

Our Board has affirmatively determined that each of Messrs. Kravitz, Dyett and Rounsaville, is independent under the guidelines for director independence set forth in the Corporate Governance Guidelines and under all applicable NYSE guidelines, including with respect to committee membership. Our Board also has determined that each of Messrs. Kravitz, Dyett and Rounsaville is “independent” for purposes of Section 10A(m)(3) of the Exchange Act.

Item 14.         Principal Accountant Fees and Services

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

RSM US LLP Fees

In connection with the audit of the Company’s annual financial statements for the fiscal year ended December 31, 2020, we entered into an agreement with RSM US LLP which sets forth the terms by which RSM US LLP performed audit services for the Company.

The following table presents fees for professional services rendered by RSM US LLP for the audit of our consolidated financial statements for 2020 and 2019 and fees billed for other services rendered by RSM US LLP for those periods:

	2020	2019

Audit fees(1)	$725,600	$694,605
Audit-related fees(2)	—	—
Tax fees(3)	—	—
All other fees(4)	—	—
Total	$725,600	$694,605

(1)

Amounts reported under Audit fees include professional services rendered for the audits of our annual financial statements and reviews of our quarterly financial statements. This category also includes fees for professional services rendered in connection with the quarterly reviews and year-end audit of Medley LLC’s consolidated financial statements as well as customary services that only the independent auditor reasonably can provide such as consents and assistance with, and review of, other documents filed with the SEC.

(2)

Amounts reported under Audit-related fees include assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the registrant’s financial statements and are not reported under audit fees. There were no such fees in 2020 and 2019.

(3)

Amounts reported under Tax fees include professional services rendered for tax return compliance and consultations related to technical interpretations, applicable laws and regulations and tax accounting. There were no such fees in 2020 or 2019.

(4)

All other fees encompasses any services provided by the independent registered public accounting firm other than services reported in the other above categories. There were no such fees in 2020 and 2019.

PART IV.

Item 15.         Exhibits

Exhibit No.	Exhibit Description

31.4*	Certification by Co-Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.5*	Certification by Co-Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.6*	Certification by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32.4**	Certification of Co-Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.5**	Certification of Co-Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.6**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith

** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDLEY LLC (Registrant)

Date: April 30, 2021	By:	/s/ Richard T. Allorto, Jr.
Richard T. Allorto, Jr.
Chief Financial Officer of Medley LLC

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capabilities indicated on the 30th day of April, 2021.

Signature	Title

Co-Chief Executive Officer and Co-Chairman (Co-Principal Executive
/s/ Brook Taube	Officer)
Brook Taube

/s/ Seth Taube	Co-Chief Executive Officer, and Co-Chariman (Co-Principal Executive Officer)
Seth Taube

/s/ Richard T. Allorto, Jr.	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Richard T. Allorto, Jr.

/s/ Peter Kravitz	Director
Peter Kravitz

/s/ John H. Dyett	Director
John H. Dyett

/s/ Guy Rounsaville, Jr.	Director
Guy Rounsaville, Jr.